Form 10-Q
period 1995-08-31
MARKET GUIDE INC
filed 1995-10-16
CIK 720462

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

/X/              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended August 31, 1995

                                     OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

Commission File Number:  2-91525-NY
-----------------------------------

                              MARKET GUIDE INC.
         ----------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

            New York                                   11-2646081
  -------------------------------        --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         2001 Marcus Avenue
         Suite South 200
         Lake Success, New York                                    11042-1011
         ----------------------                                    ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number,
including area code:                                            (516) 327-2400
                                                                --------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                             -------        -------
  16,697,879 Common shares, $.001 par value were issued and outstanding on
                              August 31, 1995.
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS





Financial Statements

         Balance Sheets as of August 31, 1995 (Unaudited)
         and February 28, 1995                                                  3

         Statement of Operations for the Six Months and
         Three Months Ended August 31, 1995 (Unaudited)
         and August 31, 1994 (Unaudited)                                        5

         Statement of Cash Flows for the Six Months Ended
         August 31, 1995 (Unaudited) and August 31, 1994
         (Unaudited)                                                            6

Management's Discussion and Analysis of Financial
Condition and Results of Operations August 31, 1995                             7

Other Information                                                              16

Signature                                                                      17

BALANCE SHEETS                                                 Market Guide Inc.

                                                                              August 31, 1995               February 28, 1995
 Fiscal Quarter Ended                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:

   Cash                                                                       $      779,912                 $       695,135

   Accounts Receivable (Net of
   allowance for doubtful accounts)                                                  643,982                         558,813

   Prepaid expenses and other                                                        109,571                          89,892
                                                                               -------------                  --------------
      Total current assets                                                         1,533,465                       1,343,840

 Property, plant and equipment:

   Furniture and equipment                                                           575,563                         494,434

   Equipment held under capital leases                                               434,961                         296,672
                                                                               -------------                  --------------
                                                                                   1,010,524                         791,106
   Less:  Accumulated depreciation and
   amortization (including amortization of
   $114,792 as of August 31, 1995 and
   $84,002 as of February 28, 1995, on
   capital leases.)                                                                  427,919                         364,313
                                                                               -------------                  --------------
      Net property, plant and equipment                                              582,605                         426,793

 Other assets:

    Computer Software and Product
    Enhancements (Net of Accumulated
    Amortization)                                                                    829,344                         732,247

    Deposits and other assets                                                        115,888                         100,217
                                                                               -------------                  --------------
      Total other assets                                                             945,232                         832,464
                                                                               -------------                  --------------
        Total assets                                                          $    3,061,302                 $     2,603,097
                                                                               =============                  ==============

 BALANCE SHEETS-continued                                      Market Guide Inc.

                                                                             August 31, 1995                   February 28, 1995
 Fiscal Quarter Ended                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term
    debt and capital leases including
    related party debt of $95,333 as
    of August 31, 1995 and $95,333 as
    of February 28, 1995.                                                     $      186,006                 $       158,025

    Unearned revenues                                                                160,771                         202,866

    Accounts payable and other accrued
    expenses (including accrued interest
    of $61,987 as of August 31, 1995
    and $61,987 as of February 28, 1995)                                             320,087                         215,998
                                                                               -------------                  --------------
      Total current liabilities                                                      666,864                         576,889

 Non-current liabilities:

    Long-term debt and capital lease
    obligations, less current maturities                                             295,459                         182,737
                                                                               -------------                  --------------
      Total non-current liabilities                                                  295,459                         182,737

 Commitments                                                                            -0-                             -0-
                                                                               -------------                  --------------
      Total liabilities                                                              962,323                         759,626
                                                                               -------------                  --------------
 Stockholders' equity:

    Common stock - $.001 par value;
    20,000,000 shares authorized,
    16,697,879 shares issued and
    outstanding                                                                       16,698                          16,451

   Capital in excess of par value                                                  3,585,721                       3,509,067

   Accumulated deficit                                                           (1,503,440)                     (1,682,047)
                                                                               -------------                  --------------
      Total stockholders' equity                                                   2,098,979                       1,843,471
                                                                               -------------                  --------------
        Total liabilities and stockholders' equity                            $    3,061,302                 $     2,603,097
                                                                               =============                  ==============

STATEMENT OF OPERATIONS                                        Market Guide Inc.

                                                         For the Six Months Ended                  For the Three Months Ended

                                                 August 31,            August 31,             August 31,           August 31,
                                                       1995                  1994                   1995                 1994
                                                (Unaudited)           (Unaudited)            (Unaudited)          (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
 Revenues:
   Database vendors                        $      1,700,907      $      1,091,853     $          878,042    $         558,406

   Market Guide products                            127,192               108,082                 76,487               46,939

   Print products                                    32,822                37,218                 16,051               18,259
                                            ---------------       ---------------      -----------------     ----------------
     Total revenues                               1,860,921             1,237,153                970,580              623,604
 Expenses:
   Salaries, payroll taxes and
   employee benefits                              1,043,438               656,568                540,817              334,696

   Database and product cost                        267,709               211,056                135,426              105,575

   Office and administrative                        303,454               177,054                160,871               83,130

   Advertising and promotion                         42,832                27,122                 17,072               13,667
                                            ---------------       ---------------      -----------------     ----------------
    Total expenses                                1,657,433             1,071,800                854,186              537,068
                                            ---------------       ---------------      -----------------     ----------------
 Income from operations                             203,488               165,353                116,394               86,536

 Interest expenses, net                              12,320                 3,721                  7,198                  410
                                            ---------------       ---------------      -----------------     ----------------
 Income before Provision for
 Income taxes                                       191,168               161,632                109,196               86,126

    Provision for Income taxes                       12,562                 9,617                  7,644                5,200
                                            ---------------       ---------------      -----------------     ----------------
    Net Income                             $        178,606      $        152,015     $          101,552    $          80,926
                                            ===============       ===============      =================     ================

    Earnings per share                     $            .01      $            .01     $              .01    $             .01

    Weighted average number of
    shares outstanding                           16,582,412            16,047,644             16,697,879           16,298,910

    Fully diluted earnings per             $            .01      $            .01     $              .01    $             .01
    share

    Fully diluted weighted average
    number of shares outstanding                 17,572,747            16,866,377             17,636,682           17,115,044
                                            ===============       ===============      =================     ================

STATEMENT OF CASH FLOWS                                        Market Guide Inc.

                                                                               August 31, 1995                    August 31, 1994
 For the Six Months Ended                                                          (Unaudited)                        (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS USED FROM OPERATING ACTIVITIES:

 Net Income                                                                 $          178,606                  $         152,015
                                                                             -----------------                   ----------------
 Adjustments to reconcile net income to
 net cash provided from operating activities
 Depreciation and amortization                                                         173,218                            117,333
  Changes in Assets and Liabilities:
   (Increase)/Decrease in accounts receivable                                         (85,169)                           (81,338)
   (Increase)/Decrease in prepaid assets                                              (19,679)                           (63,105)
   (Increase)/Decrease in deposits and other assets                                   (15,671)                           (43,261)
   Increase/(Decrease) in accounts payable                                             104,089                            (9,764)
   Increase/(Decrease) in unearned revenues                                           (42,095)                           (66,182)
                                                                             -----------------                   ----------------
     Total adjustments                                                                 114,693                          (146,317)
                                                                             -----------------                   ----------------
 Net cash provided from operating activities                                $          293,299                  $           5,698

 CASH FLOWS USED IN INVESTING ACTIVITIES:
                                                                            $        (219,418)                  $        (62,815)
 Payment for purchase of fixed assets
 Development of Computer Software and
 Product Enhancements                                                                (206,708)                          (190,027)
                                                                             -----------------                   ----------------
 Net cash used in investing activities                                      $        (426,126)                  $       (252,842)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments for notes payable, long-term debt
 and capital leases                                                         $         (38,829)                  $        (40,943)
 Proceeds from capital leases                                                          179,532                               ---
 Proceeds from issuance of employee stock plan                                          64,129                             21,758
 Proceeds from private placement of common stock                                        12,772                            853,370
                                                                             -----------------                   ----------------
 Net cash provided from financing activities                                           217,604                            834,185
                                                                             -----------------                   ----------------
 Net increase/(decrease) in cash                                                        84,777                            587,041
          Cash at beginning of period                                                  695,135                            200,540
                                                                             -----------------                   ----------------
          Cash at end of period                                             $          779,912                  $         787,581
                                                                             =================                   ================

                               Market Guide Inc.
          Management's Discussion and Analysis of Financial Condition
                            and Results of Operation
                                August 31, 1995

GENERAL

This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements.

BACKGROUND

Market Guide Inc. was incorporated in the State of New York on March 23, 1983 as "The Unlisted Market Service Corporation." On September 3, 1986 the current corporate name was adopted.

The Company acquires, condenses and publishes accurate, timely, and objective financial and other information on publicly traded corporations, and markets this information to the financial and investment communities, as well as to independent investors, in a cost effective manner.

The Market Guide Database covers over 7,000 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges. All reports created by Market Guide Inc. are derived from information filed by the subject company with the Securities and Exchange Commission contained in Annual Reports to shareholders, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times each year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated weekly, and short interest statistics are updated monthly.

Market Guide adds value, distinguishes itself from the competition, and serves its clients through its:

- Flexible database design which gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions;

- Inclusion of auxiliary information such as price performance, relative price performance, summary insider and institutional ownership statistics, and short interest statistics giving users a complete perspective on each company;

- Calculation of approximately 500 popular financial ratios, growth rates, and averages computed for the user's convenience; and

- Carefully planned, market tested display formats, including company to industry comparisons, that allow users to quickly and efficiently make carefully considered investment decisions.

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, its proprietary analytic software called Market Screen, Market Guide for Windows(TM) and STOCKQUEST(TM), and a print publication.

Market Guide works in partnership with financial information service vendors. The financial information service vendors combine data from various real-time and historical information sources with their own analytic software and data delivery capability. Their sales forces sell the product and they also provide customer training and support services. Market Guide focuses on developing the highest quality information and leveraging off the information vendor's sales force, software, information dissemination infrastructure and customer base. The amount of data presented, its display format, and the software's analytic capabilities vary depending upon the way each information provider defines its customers' needs, software capabilities, distribution technologies and preferred pricing strategies.

The information service vendors that currently distribute the Market Guide Database include: Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; Charles Schwab and Company; Dow Jones Telerate; First Call Corporation; Global Market Information; ILX Systems Inc.; Instinet Analytics; Interactive Data Corporation; InvesText; Omega Research, Inc.,; OneSource Information Systems, Inc.; P.C. Quote, Inc.; Prodigy Services Company; Quotron Systems, Inc.; Real Time Quotes, Inc.; Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation and Vickers Stock Research Corporation. Through InvesText the Market Guide Database is also available on Datext, Dialog, Dow Jones News Retrieval Service, Reed-Elsevier's Lexis/Nexis (formerly Mead Data Central) and Newsnet.

OneSource Information Systems, Inc. has multiple CD-ROM based product lines that have different software capabilities and serve different marketplaces. The Market Guide Database is the only database that we are aware of that is available on three OneSource product lines, CD/Corporate, CD/Notes and CD/Investment.

On December 28, 1993 it was announced that Prodigy Services Company had reached an agreement with the Company to incorporate selected items from the Market Guide Database for use in Prodigy's Strategic Investor product.

In January, 1995 Prodigy introduced a completely revised and greatly enhanced Company Reports and a new "Stock Hunter" search capability that features eight predesigned screens utilizing recognized investment theories such as CANSLIM, One up on Wall Street, Graham and Dodd, Wallflowers and others. There is also a "Personal Search" feature enables a user to conduct a self designed screen search of Market Guide data using six pre-selected criteria. All these Prodigy products are created from Market Guide information and incorporate earnings estimates from Zack's Investment Services. The Zacks information is first sent to Market Guide, integrated with our own information and sent to Prodigy as an integrated data feed. Company Reports, Stock Hunter and Personal Search may be accessed by any Prodigy subscriber for a modest per access fee, or are available to Strategic Investor users as part of their monthly subscription.

In August, 1995 the Company announced an agreement with the American Association of Individual Investors (AAII) whereby AAII will incorporate Market Guide's information in their existing screening software known as Stock Investor. AAII is an educational not for profit corporation with approximately 110,000 members, a small percentage of whom subscribe to Stock Investor.
Market Guide's information will first appear with Stock Investor's regular quarterly update in November.

Market Guide derives significant revenue from its reference service available on the quote terminals of vendors such as Automatic Data Processing; Bridge Information Systems; ILX Systems, Inc.; P.C. Quote, Inc.; Quotron Systems Inc.; Shark Information Services, Inc.; Telemet America, Inc. and Track Data Corporation. In January, 1994 this service, called the Market Guide Database for Brokers, Traders and Portfolio Managers, was expanded from six screenfuls to ten screenfuls of information. Among the changes and new information are:

- Every ratio is calculated off the latest quarterly or trailing twelve months value as appropriate;

- Inclusion of a company to industry to market comparison that details the company's performance on popular measures of profitability, growth, financial strength and valuation;

- Summarized quarterly income statements, balance sheets and statements of cash flows;

-   Price performance and relative price performance statistics; and

-   Current and historical short interest levels.

Market Guide has developed an analytic software package, Market Screen, that allows users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Screen is delivered on a series of floppy disks that users copy onto their own computer hard disks. Updates are sent by overnight delivery to subscribers on a weekly basis. Over the past few years, Market Screen has been enhanced to include the incorporation of Institutional Ownership and Insider Trading data; the creation of user-defined Report Writer software; the collection of ADRs and other foreign companies trading in the U.S.; and the inclusion of earnings announcements as they are reported. Market Guide also offers access to the database and the Market Screen software via telephone/modem connections under the name of "Market Screen Online." The active selling of Market Screen has been subordinated to the development of more extensive vendor relationships, as management believes that this will result in greater revenue growth at a lower cost to the Company.

The Company is nearing completion of a new product named Market Guide for Windows(TM). Market Guide for Windows(TM) will be distributed via CD/ROM to the institutional investor market. When Market Guide for Windows(TM) is completed, Market Screen users will be converted over to using Market Guide for Windows(TM), and Market Screen will be discontinued. The same software with a smaller information set will be sold to individual investors under the name STOCKQUEST(TM), and delivered to them electronically. STOCKQUEST(TM) is scheduled to be introduced in the third fiscal quarter of this year.

A quarterly print product called The Market Guide - Select Over the Counter Stock Edition is a single volume of 800 one-page reports on fast growing, profitable over-the-counter companies. The book also has a detailed company index listing 15 key statistics on each company in a tabular format. This index is very useful to investors searching for attractive investment opportunities.

Market Guide attempts to provide continuity of coverage so that subscribers to the book can keep following companies in which they have an interest. However, from time-to-time the companies covered do change. The most common reasons for deletion of coverage are:

-   The company has been acquired in a merger or a leveraged buyout;

- The company has not filed a financial statement with the Securities and Exchange Commission for two or more reporting periods;

- The company has exhibited significant deterioration in its financial condition;

- The company has been deleted from the National Association of Security Dealers Automatic Quotation System (Nasdaq) and has fewer than three Market Makers;

- The company now trades on the New York or American Stock Exchange, and no longer qualifies for the OTC edition.

Companies dropped from the book are replaced by companies which are selected by using proprietary Market Guide selection criteria. The companies in the book have regularly outperformed the Nasdaq composite.

The Company continuously expands, enhances and improves the Market Guide Database based on customer suggestions and employee feedback. In 1988 the Company added the New York and American Stock Exchange companies to its then current universe of Nasdaq and "pink sheet" companies.

In 1990 Market Guide decided to expand the database to include complete detailed quarterly financial statements. The Company engaged in a series of dialogues with current or potential vendors and customers to determine the market potential, to identify the Company's perceived strengths and weaknesses, and to research market needs and the appropriateness of the Company's methodologies and objectives. The results of this analysis were the commitment of resources to more than double the amount of information collected and maintained on each subject company. In fiscal years 1990, 1991 and 1992 the Company added the Annual Statement of Cash Flows and complete Quarterly Income Statements, Balance Sheets and Statements of Cash Flows on all the companies in the database. This has allowed Market Guide to serve new markets and to bid on services for which Market Guide did not previously qualify.

In 1993 the Company entered a redistribution agreement with Zack's Investment Research. Under the terms of this agreement, Market Guide may, after consulting Zacks on a case-by-case basis, redistribute Zacks' Earnings Estimate information to selected vendors.

In late 1993 the Company began to track short interest information published monthly by the exchanges.

In fiscal 1994 the Company added 1,000 new companies. After adjusting for the shrinkage of 400 companies due to acquisitions, buyouts, mergers or business failures, this resulted in a net increase of 600 companies.

In early 1994 the Company began subscribing to and processing the Securities and Exchange Commission's (SEC's) Electronic Data Gathering Analysis and Reporting (EDGAR) service. This has given our analysts access to source documents (10-Ks, 10-Qs, etc.) ten days to two weeks earlier than in previous years. This has resulted in record levels of timeliness measures for the Market Guide Database.

In the fall of 1994 Market Guide introduced completely new industry and sector classifications that reflect the current economy and are being incorporated into all of Market Guide's products.

These new industry and sector classifications will help investors:

- Identify which industry and sectors are outperforming the market or have fallen from favor;

-   Compare companies to a well defined peer group;

-   Properly construct portfolios to ensure adequate diversification; and

-   Make well reasoned asset allocation decisions.

In October, 1994 the Company relocated to new headquarters in Lake Success, New York. Lake Success is on the Queens (New York City) - Nassau County (Long Island) border, and is closer to New York City than our previous location. The new facility, at approximately 13,500 square feet, is three times larger than our former quarters, and is equipped with state of the art network and digital telephone technology to support current and future needs in the evolving "information super highway" and "multi-media" environments. Its proximity to New York City brings the Company closer to one of its largest markets and also opens up a much larger labor pool from which to draw the talent needed to support company growth.

The new address, phone and facsimile numbers are:

                 Market Guide Inc.
                 2001 Marcus Avenue
                 Suite South 200
                 Lake Success, New York 11042-1011

                 Phone   (516) 327-2400
                 Fax     (516) 327-2425

In September, 1995 the Company announced that a one-for-four reverse stock split was approved by shareholders at its August 31, 1995 annual meeting. The reverse split will become effective October 16, 1995, and will allow the Company to meet one of the major qualification criteria for inclusion on the Nasdaq "Small Cap" market. When the one-for-four reverse stock split is implemented, the Company's issued and outstanding shares will be reduced from 16,697,879 to 4,174,470. Fully diluted shares outstanding will decrease from 17,636,682 to 4,409,171. The number of authorized shares will remain at 20,000,000.

At the same annual meeting, shareholders also approved an employee stock purchase plan, a key employee incentive plan and an outside directors' incentive plan. These plans are currently being put into effect.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition achieved a sixth consecutive year of steady improvement. This has been achieved by carefully controlling expenses, investing in product development and generating increased revenues.

As of August 31, 1995 the Company had $779,912 in cash. Its working capital increased from $766,951 as of February 28, 1995 to $866,601. The major factors contributing to the improvement were the increased sales leading to increased accounts receivables, increased prepaid expenses and lower unearned revenues.

Stockholder's equity continues its steady improvement from $1,843,471 on February 28, 1995 to $2,098,979. Equity continues to improve due mainly to retained earnings and the final installment of the employee stock bonus awards.

In June, 1995 the Company entered into a five year lease with Guardian Leasing Corporation for $179,532 of which $176,394 is the value of the equipment purchased, and $41,243 represents interest. The lease covers the acquisition of office furniture and computer equipment for networks.

The Company currently has four leases outstanding, and pays a total of $8,513.32 per month to service these obligations.

Other than capital leases for computers, business machinery, business premises and furnishings, the Company's debt consists of two notes owed to the Company's Chairman. One demand note is for the principal amount of $62,000 and one demand note is for the principal amount of $33,333. There is a total of $61,987 in accrued interest on these notes. The notes and accrued interest are at a 12% rate of interest. No notes are convertible to common stock.

In March, 1994 the Company issued 2,275,719 new shares of restricted Common Stock at a price of $0.375 per share. The purchasers of the stock consist of a small group of sophisticated private investors who approached the Company and indicated a desire to make the investment. The placement was managed entirely by the Company with all of the $853,370 in proceeds going to the Company. The proceeds of the placement are being used to fund the growth of the Company, to defray some of the costs incurred in the move of the Company's headquarters and for general corporate purposes.

In fiscal year 1996 management anticipates capital spending of $500,000 for database enhancements, software development and the development of a presence on the Internet.

The Company's traditional marketplaces, including professionals involved in brokerage, trading and money management has been steadily increasing. In 1993, the Company brought its professional quality information to individual investors through an agreement for electronic distribution with Telescan, Inc. The Telescan relationship has been expanded several times to bring more value,
data and utility to Telescan subscribers.   Our relationship with Telescan also
led to the availability of Market Guide reports for individuals to access through Charles Schwab and Company's Street Smart product. As a direct result of the most recent broadening of this agreement, Market Guide and Telescan have agreed to work together more closely and to integrate Market Guide information as part of the standard Telescan service.

The advent of Market Guide's availability on Prodigy makes it possible for any of the Prodigy service's two million subscribers to obtain reports or conduct basic analytic stock searches using Market Guide data. The many thousands of Strategic Investor subscribers on the Prodigy Network have been generally positive and supportive of the added data and broadened coverage that Market Guide's Company Reports provide to them.

Management expects to be able to meet all anticipated, ongoing operating cash requirements from operating cash flows because:

-   Revenues from existing vendors continue to grow;

- New vendors including Prodigy, have recently introduced the Market Guide service with great acceptance which should generate significant revenues;

- The rate of growth of our expenses will slow after the third fiscal quarter of this year; and

- There will be new Market Guide products introduced in the third and fourth fiscal quarters of this year.

RESULTS OF OPERATIONS

Total revenues for the fiscal quarter and six months ending August 31, 1995 were $970,580 and $1,860,921, respectively. These represent 55.6% and 50.4% increases over the same periods in the previous year. Net income for the fiscal quarter and six months ended August 31, 1995 were $101,552 and $178,606, respectively. These represent 25.5% and 17.5% increases over the same periods in the previous year.

Revenues

Database vendor revenues for the fiscal quarter and six months ending August 31, 1995 were $878,042 and $1,700,907. These represent 57.2% and 55.8%
increases over the same periods in fiscal 1994. The increase is mainly from increased sales of information by the Company's vendors, as well as the addition of new vendors, the most significant of which is Prodigy. The Company now has a total of 23 vendors selling a variety of the Company's database offerings. The Company also made a few initial sales of its new Market Guide for Windows(TM).

Revenues of Market Guide products for the fiscal quarter and six months ending August 31, 1995 were $76,487 and $127,192, respectively. These represent 62.9% and 17.7% increases over the same periods in fiscal 1994. Market Guide products include Market Screen, the new Market Guide for Windows(TM) CD/Rom based product targeted at institutional investors, and the direct sales of Market Guide products delivered through a real time quote and analytics vendor. These increased revenues reflect both some initial Market Guide for Windows(TM) sales and increased direct sales of products delivered through the quote vendor.

Print product revenues from The Market Guide - Select OTC Stock Edition declined slightly to $16,051 from $18,259 and to $32,822 from $37,218 for the three and six months ending August 31, 1995, respectively. This decline is attributed to decreased public library purchases due to reduced budgets.

Cash Flows Used in Operating Activities for the six months ending August 31, 1995 totalled $293,299 versus $5,698 in the quarter ending August 31, 1994, primarily due to higher net income and depreciation expenses and an increase in accounts payable.

Cash Flows Used in Investing Activities increased to $426,126 in the quarter ending August 31, 1995, compared to $252,842. The Company continues to invest in product enhancements that will result in added value to our users and the strengthening of our competitive position, and additional equipment to support new products and increase the efficiency of our data collection staff.

Cash Flows from Financing Activities generated $217,604 mainly from the issuance of an employee stock bonus valued at $64,129 and proceeds from capital leases of $179,532. The Company paid off debt and capitalized lease obligations of $38,829 compared to payments of $40,943 in the same quarter of 1994.

Expenses

Total expenses for the quarter ending August 31, 1995 increased to $854,186 from $537,068 in the same quarter of 1994, and to $1,657,433 from $1,071,800 for the six month periods ending August 31, 1995.

Significant changes are noted in the following areas of the Company's Statement of Operation and Accumulated Deficit.

Salaries, payroll taxes and employee benefits for the fiscal quarter and six months ending August 31, 1995 increased by $206,121 and $386,870, respectively. The Company hired sales, marketing, production and programming people and grew from 32 employees last year to 53 at August 31, 1995. There were 14 employees in 1989 when current management assumed control and operation of the Company.

Database and product costs for the fiscal quarter and six months ending August 31, 1995 increased $29,851 and $56,653, respectively. The increase reflects costs associated with printing out a greater number of financial documents from electronic sources of information, in particular the EDGAR filings, and greater amortization expense.

Office and administrative expenses for the fiscal quarter and six months ending August 31, 1995 increased $77,741 and $126,400, respectively. Included in these increases are the substantial increase in rent expense under the new lease, higher depreciation, phone and other expenses.

Advertising and promotion expense for the fiscal quarter and six months ending August 31, 1995 increased by $3,405 and $15,710, respectively. This modest increase reflects greater trade show participation, marketing and sales programs.

                               OTHER INFORMATION



Item 1     Legal Proceeding                                                         None
Item 2     Changes in Securities                                                    None
Item 3     Defaults Upon Senior Securities                                          None
Item 4     Submission of Matters to Vote of Security Holders                        None
Item 5     Exhibits and Reports on Form 8-K

Exhibits

(a) (1)    Certificate of Incorporation and Amendments thereto*
   (2)     By-Laws*

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   MARKET GUIDE INC.
                                                   (Registrant)


October 11, 1995                                   /s/ JOHN D. CASE
-----------------------------                      -------------------------
Date                                               JOHN D. CASE
                                                   Chairman

                                 EXHIBIT INDEX


Exhibit No.                       Description                    Page No.
---------                         -----------                    --------
EX-27                             Financial Data Schedule