Form 10-Q
period 1995-11-30
MARKET GUIDE INC
filed 1996-01-16
CIK 720462

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1995

                                       OR

(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission File Number:  2-91525-NY

                                MARKET GUIDE INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                      11-2646081
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         2001 Marcus Avenue
         Suite South 200
         Lake Success, New York                                       11042-1011
         ----------------------                                       ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (516) 327-2400
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

                             Yes   X     No
                                 -----      -----

4,188,256 Common shares, $.001 par value were issued and outstanding on November 30, 1995.

                                TABLE OF CONTENTS

Financial Statements

         Balance Sheets as of November 30, 1995 (Unaudited)
         and February 28, 1995                                                 3

         Statement of Operations For the Nine Months
         and the Three Months Ended November 30, 1995
         (Unaudited) and November 30, 1994 (Unaudited)                         5

         Statement of Cash Flows for the Nine Months Ended
         November 30, 1995 (Unaudited) and November 30, 1994
         (Unaudited)                                                           6

         Notes to Financial Statements November 30, 1995                       7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations November 30, 1995                 8

Other Information                                                             17

Signature                                                                     18

BALANCE SHEETS                                                        Market Guide Inc.

Period Ended                                   November 30, 1995     February 28, 1995
                                                  (Unaudited)
---------------------------------------------------------------------------------------
ASSETS
Current assets:

  Cash                                             $  519,050            $  695,135

  Accounts Receivable                                 895,324               558,813

  Prepaid expenses and other                          204,080                89,892
                                                   ----------            ----------

     Total current assets                           1,618,454             1,343,840

Property, plant and equipment:

  Furniture and equipment                             581,957               494,434

  Equipment held under capital leases                 434,961               296,672
                                                   ----------            ----------

                                                    1,016,918               791,106



  Less:  accumulated depreciation and
  amortization (including amortization of
  $131,854 as of November 30, 1995 and
  $84,002 as of February 28, 1995,
  respectively, on capital leases)                    461,294               364,313
                                                   ----------            ----------

     Net property, plant and equipment                555,624               426,793

Other assets:

   Computer Software and Product
   Development (Net of Amortization)                  915,238               732,247

   Deposits and other assets                          109,833               100,217
                                                   ----------            ----------
     Total other assets                             1,025,071               832,464
                                                   ----------            ----------

        Total assets                               $3,199,149            $2,603,097
                                                   ==========            ==========

BALANCE SHEETS-continued                                                          Market Guide Inc.

Period Ended                                             November 30, 1995        February 28, 1995
                                                              (Unaudited)
----------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt
   and capital leases (including related party
   debt of 95,333 as of November 30, 1995
   and $95,333 as of February 28, 1995)                     $   182,816               $   158,025

   Unearned revenues                                            175,401                   202,866

   Accounts payable and other accrued
   expenses (including accrued interest of
   $61,987 as of November 30, 1995
   and $61,987 as of February 28, 1995)                         276,760                   215,998
                                                            -----------               -----------

     Total current liabilities                                  634,977                   576,889

Non-current liabilities:

   Long-term debt and capital lease
   obligations, less current maturities                         270,821                   182,737
                                                            -----------               -----------

     Total non-current liabilities                              270,821                   182,737

Commitments                                                         -0-                       -0-

                                                            -----------               -----------

     Total liabilities                                          905,798                   759,626
                                                            -----------               -----------

Stockholders' equity:

   Common stock - $.001 par value;
   20,000,000 shares authorized,
   4,188,256 shares issued and
   outstanding (Restated as per Note 1)                           4,188                     4,113

  Capital in excess of par value                              3,618,910                 3,521,405
  (Restated as per Note 1)

  Accumulated deficit                                        (1,329,747)               (1,682,047)
                                                            -----------               -----------

  Total stockholders' equity                                  2,293,351                 1,843,471
                                                            -----------               -----------

    Total liabilities and stockholders' equity              $ 3,199,149               $ 2,603,097
                                                            ===========               ===========

STATEMENT OF OPERATIONS                                                                                     Market Guide Inc.

                                                    For the Nine Months Ended                      For the Three Months Ended

                                        November 30, 1995      November 30, 1994      November 30, 1995      November 30, 1994
                                              (Unaudited)           (Unaudited)            (Unaudited)             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------

Revenues:
  Database vendor                              $2,670,668             $1,689,242             $  969,762             $  597,388

  Market Guide products                           204,656                146,735                 77,463                 38,653

  Print products                                   48,722                 56,097                 15,899                 18,880
                                               ----------             ----------             ----------             ----------

    Total revenues                              2,924,046              1,892,074              1,063,124                654,921

Expenses:
  Salaries, payroll taxes and
  employee benefits                             1,586,121                992,861                542,683                336,292

  Database and product costs                      396,953                326,032                129,243                114,977

  General and administrative                      481,248                286,194                177,794                109,140

  Advertising and promotion                        65,303                 39,808                 22,471                 12,686
                                               ----------             ----------             ----------             ----------

   Total expenses                               2,529,625              1,644,895                872,191                573,095
                                               ----------             ----------             ----------             ----------

Income from operations                            394,421                247,179                190,933                 81,826

Interest expenses, net                             18,473                  4,295                  6,153                    574
                                               ----------             ----------             ----------             ----------

Income before Income tax                          375,948                242,884                184,780                 81,252

   Income Taxes                                    23,649                 13,880                 11,087                  4,263
                                               ----------             ----------             ----------             ----------

   Net income                                  $  352,299             $  229,004             $  173,693             $   76,989
                                               ==========             ==========             ==========             ==========

   Earnings per share (Restated as
   per Note 1)                                 $      .09             $      .06             $      .04             $      .02

   Weighted average number of
   shares outstanding (Restated
   as per Note 1)                               4,157,912              4,037,268              4,182,802              4,087,259

   Fully diluted earnings
   per share (Restated as
   per Note 1)                                 $      .08             $      .05             $      .04             $      .02

   Fully diluted weighted average
   number of shares outstanding
   (Restated as per Note 1)                     4,398,476              4,241,318              4,409,171              4,291,309

STATEMENT OF CASH FLOWS                                                       Market Guide Inc.

                                                       November 30, 1995     November 30, 1994
For the Nine Months Ended                                   (Unaudited)            (Unaudited)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                            $ 352,299             $   229,004
                                                             ---------             -----------

Adjustments to reconcile net income net (loss) to net cash provided by operating activities

Depreciation and Amortization                                  264,796                 176,477

 Changes in Assets and Liabilities:

  (Increase)/Decrease in accounts receivable                  (336,511)               (110,358)

  (Increase)/Decrease in prepaid assets                       (114,188)               (139,699)

  (Increase)/Decrease in other assets                           (9,616)                (87,327)

  Increase/(Decrease) in accounts payable                       60,762                 (15,196)

  Increase/(Decrease) in unearned revenues                     (27,465)                (41,236)
                                                             ---------             -----------
    Total Adjustments                                         (162,222)               (217,339)
                                                             ---------             -----------

Net Cash provided by Operating Activities                    $ 190,077             $    11,665



CASH FLOWS FROM INVESTING ACTIVITIES

Payment for purchase of fixed assets                         $(225,812)            $  (306,426)

Capitalization of Computer Software                           (350,806)               (271,290)
                                                             ---------             -----------

Net Cash provided by Investing Activities                    $(576,618)            $  (577,716)



CASH FLOWS FROM FINANCING ACTIVITIES

Payments for notes payable and capital leases                $ (66,656)            $   (44,594)

Proceeds from capital leases                                   179,532                 249,187

Proceeds from Employee Stock Plan                               64,129                  39,187

Proceeds from private placement of common stock                 12,772                 853,370

Proceeds from stock options exercised                           20,679                     -0-

                                                             ---------             -----------

Net Cash provided by Financing Activities                      210,456               1,097,150
                                                             ---------             -----------

Net increase/(decrease) in cash                               (176,085)                531,099

         Cash at beginning of period                           695,135                 200,540
                                                             ---------             -----------

         Cash at end of period                               $ 519,050             $   731,639
                                                             =========             ===========

                                Market Guide Inc.
                          Notes to Financial Statements
                                November 30, 1995

Note 1   Reverse Stock Split

On August 31, 1995, the shareholders approved a one-for-four reverse stock split of the Company's $.001 par value common stock. The reverse stock split was implemented as of October 16, 1995. All references in the accompanying financial statements to the per share amounts and earnings per share have been restated to reflect the reverse stock split for all periods presented.

                                Market Guide Inc.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operation
                                November 30, 1995

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

The Market Guide Database covers over 7,000 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges. All reports created by Market Guide Inc. are derived from information filed by the subject company with the Securities and Exchange Commission and are contained in Annual Reports to shareholders, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times each year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated weekly, and short interest statistics are updated monthly.

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

- Carefully planned, market tested display formats, including company to industry comparisons, that allow users to quickly and efficiently make carefully considered investment decisions; and

- The creation of software that enables institutional and individual investors to easily access and manipulate the Market Guide information.

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, its proprietary analytic software called Market Guide for Windows(TM) and StockQuest(TM), and a print publication.

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

The information service vendors that currently distribute the Market Guide Database include: Accutrade; American Association of Individual Investors; Aufhauser; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; Charles Schwab and Company; Dow Jones Telerate; First Call Corporation; Global Market Information; ILX Systems Inc.; Instinet Analytics; Interactive Data Corporation; InvesText; Omega Research, Inc.,; OneSource Information Systems, Inc.; P.C. Quote, Inc.; Prodigy Services Company; Quotron Systems, Inc.; Real Time Quotes, Inc.; Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation and Vickers Stock Research Corporation. Through InvesText the Market Guide Database is also available on Datext, Dialog, Dow Jones News Retrieval Service, Reed-Elsevier's Lexis/Nexis (formerly Mead Data Central) and Newsnet.

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

In August, 1995 the Company announced an agreement with the American Association of Individual Investors (AAII) whereby AAII will incorporate Market Guide's information in their existing screening software known as Stock Investor. AAII is an educational not for profit corporation with approximately 110,000 members, a small percentage of whom subscribe to Stock Investor. Market Guide's information first appeared with Stock Investor's regular quarterly update in November.

Market Guide derives significant revenue from its reference service available on the quote terminals of vendors such as Automatic Data Processing; Bridge Information Systems; ILX Systems, Inc.; P.C. Quote, Inc.; Quotron Systems Inc.; Shark Information Services, Inc.; Telemet America, Inc.; and Track Data Corporation. In January, 1994 this service, called the Market Guide Database for Brokers, Traders and Portfolio Managers, was expanded from six screenfuls to ten screenfuls of information. Among the changes and new information are:

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

Market Guide has developed an analytic software package, Market Guide for Windows(TM), that allows users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows(TM) is delivered on a CD/ROM.

Market Guide for Windows(TM) was introduced this quarter and existing Market Screen users have been converted over to using Market Guide for Windows(TM). Market Screen has now been discontinued.

The same Market Guide for Windows(TM) software with a smaller information set will be sold to individual investors under the name StockQuest(TM), and delivered to them electronically. StockQuest(TM) is scheduled to be introduced in the third fiscal quarter of this year.

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

In 1993, the Company entered a redistribution agreement with Zack's Investment Research. Under the terms of this agreement, Market Guide may, after consulting Zacks on a case-by-case basis, redistribute Zacks' Earnings Estimate information to selected vendors.

In late 1993, the Company began to track short interest information published monthly by the exchanges.

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

- Permit investors to construct and analyze industry aggregate financial characteristics;

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

In September, 1995 the Company announced shareholder approval of a one-for-four reverse stock split at its August 31, 1995 annual meeting. The reverse split became effective October 16, 1995, and will allow the Company to meet one of the major qualification criteria for inclusion on the Nasdaq "Small Cap" market. The one-for-four reverse stock split has reduced the Company's issued and outstanding shares from 16,753,023 to 4,188,256. Fully diluted shares outstanding was decreased from 17,636,682 to 4,409,171 shares. The number of authorized shares will remain at 20,000,000.

At the same annual meeting, shareholders also approved an employee stock purchase plan, a key employee incentive plan and an outside directors' incentive plan. These plans are currently being put into effect.

The Company has begun work on an internet site that should be operational in the first quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users.

RESULTS OF OPERATIONS

Total revenues for the fiscal quarter and nine months ending November 30, 1995 were $1,063,124 and $2,924,046, respectively. These represent 62.3% and 54.5% increases over the same periods in the previous year. Net income for the fiscal quarter and nine months ended November 30, 1995 were $173,693 and $352,299, respectively. These represent 125.6% and 53.8% increases over the same periods in the previous year.

Revenues

Database vendor revenues for the fiscal quarter and nine months ending November 30, 1995 were $969,762 and $2,670,668. These represent 62.3% and 58.1% increases over the same periods in fiscal 1994. The increase is mainly from increased sales of information by the Company's vendors, as well as the addition of new vendors, the most significant of which is Prodigy Services Co. The Company now has a total of 26 vendors selling a variety of the Company's database offerings.

Revenues of Market Guide products for the fiscal quarter and nine months ending November 30, 1995 were $77,463 and $204,656, respectively. These represent 100.4% and 39.5% increases over the same periods in fiscal 1994. Market Guide products include Market Screen, the new Market Guide for Windows(TM) CD/ROM based product targeted at institutional investors, and the direct sales of Market Guide products delivered through a real time quote and analytics vendor. These increased revenues reflect both some initial Market Guide for Windows(TM) sales and increased direct sales of products delivered through the quote vendor.

Print product revenues from The Market Guide - Select OTC Stock Edition declined slightly to $15,899 from $18,880 and to $48,722 from $56,097 for the three and nine month periods ending November 30, 1995, respectively. This decline is attributed to the Company's continued concentration on the development and marketing of electronic products.

Expenses

Total expenses for the fiscal quarter ending November 30, 1995 increased to $872,191 from $573,095 in the same quarter of 1994, and to $2,529,625 from $1,644,895 for the nine months ending November 30, 1995.

Significant changes are noted in the following areas of the Company's Statement of Operation and Accumulated Deficit.

Salaries, payroll taxes and employee benefits for the fiscal quarter ending November 30, 1995 increased to $542,683 from $336,292 in the same quarter of 1994, and to $1,586,121 from $992,861 for the nine months ending November 30, 1995. The Company hired sales, marketing, analysts and programming people and grew from 32 employees last year to 56 at November 30, 1995. There were 14 employees in 1989 when current management assumed control and operation of the Company.

Database and product costs for the fiscal quarter ending November 30, 1995 increased to $129,243 from $114,977 in the same quarter of 1994, and to $396,953 from $326,032 for the nine months ending November 30, 1995. The increase reflects costs associated with printing out a greater number of financial documents from electronic sources of information, in particular the EDGAR filings, and greater amortization expense.

General and administrative expenses for the fiscal quarter ending November 30, 1995 increased to $177,794 from $109,140 in the same quarter of 1994, and to $481,248 from $286,194 for the nine months ending November 30, 1995. Included in these increases are the substantial increase in rent expense under the new lease, higher depreciation, phone and other expenses.

Advertising and promotion expenses for the fiscal quarter ending November 30, 1995 increased to $22,471 from $12,686 in the same quarter of 1994, and to $65,303 from $39,808 for the nine months ending November 30, 1995. This modest increase reflects greater trade show participation, marketing and sales programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities for the nine months ending November 30, 1995 totalled $190,077 versus $11,665 in the quarter ending November 30, 1994, primarily due to higher net income and depreciation expenses and an increase in accounts payable, offset by an increase in accounts receivable.

Cash Flows from Investing Activities decreased to ($576,618) in the quarter ending November 30, 1995, compared to ($577,716). The Company continues to invest in product enhancements that will result in added value to our users and the strengthening of our competitive position, and additional equipment to support new products and increase the efficiency of our data collection staff.

Cash Flows from Financing Activities generated $210,456 mainly from the issuance of an employee stock bonus valued at $64,129 and proceeds from capital leases of $179,532. The Company paid off debt and capitalized lease obligations of $66,656 compared to payments of $44,594 in the same period of 1994.

The Company's financial condition achieved a sixth consecutive year of steady improvement. This has been achieved by carefully controlling expenses, investing in product development and generating increased revenues.

As of November 30, 1995 the Company had $519,050 in cash. Its working capital increased from $766,951 as of February 28, 1995 to $983,477 as of November 30, 1995. The major factors contributing to the improvement were the increased sales leading to increased accounts receivables, increased prepaid expenses and lower unearned revenues.

Stockholders' equity continues its steady improvement from $1,843,471 on February 28, 1995 to $2,293,351. Equity continues to improve due mainly to reinvestment of earnings in the business and issuance of the final installment of the employee stock bonus awards.

In June, 1995 the Company entered into a five year lease with Guardian Leasing Corporation for $179,532 of which $138,289 is the value of the equipment purchased, and $41,243 represents interest. The lease covers the acquisition of office furniture and computer equipment for networks.

The Company currently has four leases outstanding aggregating $358,304 as of November 30, 1995, and pays a total of $8,513.32 per month to service these obligations.

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

In March, 1994 the Company issued 2,275,719 new shares of restricted Common Stock at a price of $0.375 per share. The purchasers of the stock consist of a small group of sophisticated private investors who approached the Company and indicated a desire to make the investment. The placement was managed entirely by the Company with all of the $853,370 in proceeds going to the Company. The proceeds of the placement were used to fund the growth of the Company, to defray some of the costs incurred in the move of the Company's headquarters and for general corporate purposes.

In fiscal year 1996 management anticipates capital spending of $500,000 for database enhancements, software development and the development of a presence on the Internet.

The Company's traditional marketplaces, including professionals involved in brokerage, trading and money management has been steadily increasing. In 1993, the Company brought its professional quality information to individual investors through an agreement for electronic distribution with Telescan, Inc. The Telescan relationship has been expanded several times to bring more value, data and utility to Telescan subscribers. Our relationship with Telescan also led to the availability of Market Guide reports for individuals to access through Charles Schwab's Street Smart product. As a direct result of the most recent broadening of this agreement, Market Guide and Telescan have agreed to work together more closely and to integrate Market Guide information as part of the standard Telescan service.

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

Market Guide continues to invest for its future growth. The Company is adding analytic staff to be able to cover all publicly traded companies (except closed end funds) and maintain them with the same high levels of accuracy and timeliness; programmers develop new products; and additional sales and marketing staff to increase our sales levels.

Management expects to be able to meet all anticipated, ongoing operating cash requirements from operating cash flows because:

-        Revenues from existing vendors continue to grow;

- New vendors such as Prodigy and the American Association of Individual Investors (AAII) have recently introduced the Market Guide service with great acceptance which should generate significant revenues; and

- Revenues from new Market Guide products, Market Guide for Windows(TM) introduced in the third fiscal quarter of this year, and StockQuest(TM) to be introduced in the first fiscal quarter of fiscal 1997 are expected to generate significant revenues next year.

                                OTHER INFORMATION


Item 1    Legal Proceeding                                                  None
Item 2    Changes in Securities                                             None
Item 3    Defaults Upon Senior Securities                                   None
Item 4    Submission of Matters to Vote of Security Holders                 None
Item 5    Exhibits and Reports on Form 8-K                                  None

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARKET GUIDE INC.
                                          (Registrant)


January 11th, 1996                        /s/ HOMI M. BYRAMJI
---------------------------               ----------------------------------
Date                                      HOMI M. BYRAMJI
                                          President and Chief Executive Officer

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.         Description
------        -----------

 27           Financial Data Schedule