Form 10-K
period 1996-02-29
MARKET GUIDE INC
filed 1996-05-28
CIK 720462

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE YEAR ENDED
FEBRUARY 29, 1996                             COMMISSION FILE NUMBER:  291525-NY
- -----------------


                                MARKET GUIDE INC.

               NEW YORK                                          11-2646081
   (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)


     2001 MARCUS AVENUE, SUITE SOUTH 200, LAKE SUCCESS, NEW YORK 11042-1011
                    (Address of Principal Executive Offices)


                                 (516) 327-2400
              (Registrant's Telephone Number, Including Area Code)


                                      NONE
          (Securities Registered Pursuant to Section 12(b) of the Act)


                                      NONE
          (Securities Registered Pursuant to Section 12(g) of the Act)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

As of May 17, 1996, the aggregate market value of the voting stock held by non-affiliates, 2,690,346 shares of Common Stock, $.001 par value, was $9,416,211 based on the approximate bid price of $3.50 for one share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, as of May 17, 1996 was 4,188,245.

                                     PART I

ITEM 1:  BUSINESS


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

The Market Guide Database covers over 7,300 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges. All reports created by Market Guide Inc. are derived from information filed by the subject company with the Securities and Exchange Commission contained in Annual Reports to shareholders, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated weekly, and short interest statistics are updated monthly.

Market Guide adds value, distinguishes itself from the competition, and serves its clients through its:

- -        Flexible database design which gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions;
- -        Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, and short interest statistics giving users a complete perspective on each company;
- -        Calculation of approximately 500 popular financial ratios, growth rates, and averages computed for the user's convenience; and
- -        Carefully planned, market tested display formats, including company to industry comparisons, that allow users to quickly and efficiently make carefully considered investment decisions.

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through three channels:

information vendors, its proprietary analytic software called Market Guide for Windows and a print publication.

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

The information service vendors that currently distribute the Market Guide Database include: Accutrade; American Association of Individual Investors; Argus Research; Aufhauser; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; CDA Technology; Charles Schwab and Company; Dow Jones Telerate; First Call Corporation; Global Market Information; Holt Value Associates; ILX Systems Inc.; Instinet Analytics; Interactive Data Corporation; InvesText; Omega Research, Inc.,; OneSource Information Systems, Inc.; P.C. Quote, Inc.; Prodigy Services Company; Quotron Systems, Inc.; Real Time Quotes, Inc.; Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Trans-Terra Company and Vickers Stock Research Corporation.

OneSource Information Systems, Inc. has multiple CD-ROM based product lines that have different software capabilities and serve different marketplaces. The Market Guide Database is the only database that we are aware of that is available on three OneSource product lines, CD/Corporate, CD/Notes and CD/Investment.

During the 1993 and 1994 fiscal years AIQ Systems, Inc., Dial Data, Dow Jones Telerate, First Call Corporation, Instinet Analytics, and Interactive Data Corporation began distributing the Market Guide information.

On December 28, 1993, it was announced that Prodigy Services Company had reached an agreement with the Company to incorporate selected items from the Market Guide Database for use in Prodigy's Strategic Investor product. In January, 1995 Prodigy introduced a completely revised and greatly enhanced Company Reports and a new "Stock Hunter" search capability that features eight predesigned screens utilizing recognized investment theories such as CANSLIM, One up on Wall Street, Graham and Dodd, Wallflowers and others. There is also a "Personal Search" feature which enables users to conduct a self-designed screen search of Market Guide data using six pre-selected criteria. All these Prodigy products are created from Market Guide information and earnings estimates from Zack's Investment Services. The Zacks information is first sent to Market Guide, integrated with our own information and sent to Prodigy as an integrated data feed. Company Reports, Stock Hunter and Personal Search may be accessed by any Prodigy subscriber for a modest per access fee, or are available to Strategic Investor users as part of their monthly subscription.

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

Market Guide derives significant revenue from its reference service available on the quote terminals of vendors such as Automatic Data Processing; Bridge Information Systems; ILX Systems, Inc.; P.C. Quote, Inc.; Quotron Systems Inc.; Shark Information Services, Inc.; Telemet America, Inc.; and Track Data Corporation. In January, 1994 this service, called the Market Guide Database for Brokers, Traders and Portfolio Managers, was expanded from six screenfuls to ten screenfuls of information. Among the changes and new information are:

- -        Every ratio is calculated off the latest quarterly or trailing twelve months value as appropriate;
- -        Inclusion of a company to industry to market comparison that details the company's performance on popular measures of profitability, growth, financial strength and valuation;
- -        Summarized quarterly income statements, balance sheets and statements of cash flows;
- -        Price performance and relative price performance statistics; and
- -        Current and historical short interest levels.

Market Guide has developed an analytic software package, Market Guide for Windows, that allows users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows is delivered on a CD/ROM with weekly or monthly updates.

Market Guide for Windows was introduced in fiscal year 1996 and existing Market Screen users have been converted over to Market Guide for Windows. Market Screen has now been discontinued.

The same Market Guide for Windows software with a smaller information set will be sold to individual investors under the name StockQuest, and delivered to them electronically. StockQuest is scheduled to be introduced in the second quarter of fiscal year 1997.

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

Market Guide attempts to provide continuity of coverage so that subscribers to the book can keep following companies in which they have an interest. However, from time-to-time the companies covered do change. The most common reasons for deletion of coverage are:

- -        The company has been acquired in a merger or a leveraged buyout;
- -        The company has not filed a financial statement with the Securities and
         Exchange Commission for two or more reporting periods;
- -        The company has exhibited significant deterioration in its financial condition;
- -        The company has been deleted from the National Association of Security
         Dealers Automatic Quotation System (Nasdaq) and has fewer than three Market Makers;
- -        The company now trades on the New York or American Stock Exchange, and no longer qualifies for the OTC edition.

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

These new industry and sector classifications will help investors:

- -        Identify which industry and sectors are outperforming the market or have fallen from favor;
- -        Compare companies to a well defined peer group;
- -        Permit investors to construct and analyze industry aggregate financial characteristics;
- -        Properly construct portfolios to ensure adequate diversification; and
- -        Make well reasoned asset allocation decisions.

The Company has completed development of a historical pricing database to complement the financial information it has compiled. The pricing database contains both historical and current information for all issues trading on the New York and American stock exchanges, the Nasdaq stock market, and selected OTC Bulletin Board Companies. The Market Guide pricing database contains Open, High, Low, Close and Volume information on a daily basis beginning in 1986, with daily updates occurring each trading day.

In order to satisfy institutional investors' needs for extensive historical financial information, Market Guide increased the number of years of historical annual financial statements in the Market Guide database. With the culmination of the Big Ten project, Market Guide now has annual financial statement going back to 1983 for most companies on its database. As a result of the Big Ten project, Market Guide is now able to compete for other business where at least ten years of historical data is required. The information is currently being distributed within the OneSource US Equities product.

In October, 1994 the Company relocated to new headquarters in Lake Success, New York. Lake Success is on the Queens (New York City) - Nassau County (Long Island) border, and is closer to New York City than our previous location. The new facility, at approximately 13,500 square feet, is three times larger than our former quarters, and is equipped with state of the art network and digital telephone technology to support current and future needs in the evolving "information super highway" and "multi-media" environments. Its proximity to New York City will bring the Company closer to one of its largest markets and will also open up a much larger labor pool from which to draw the talent needed to support company growth.

In September, 1995 the Company announced shareholder approval of a one-for-four reverse stock split at its August 31, 1995 annual meeting. The reverse split became effective October 16, 1995, and will allow the Company to meet one of the major qualification criteria for inclusion on the Nasdaq "Small Cap" market.

At the same annual meeting, shareholders also approved an Employee Stock Purchase Plan, a Key Employee Incentive Plan and an Outside Directors' Incentive Plan. The Employee Stock Purchase Plan was put into effect on September 1, 1995. The incentive plans are currently being put into effect.

The Company has begun work on an Internet site that should be operational in the second quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users.

REVENUE SOURCES

Market Guide revenues are derived from three sources: Third party vendors contribute approximately 92%; Market Guide for Windows customers account for approximately 6%; and print product sales generate approximately 2% of revenue. Each independent vendor has defined its own service, and generally sells its service to professionals involved in the investment, banking and business communities or to individual investors. Royalty structures are determined differently for each vendor depending on the volume of data used; whether the information is presented as a reference or analytic source; the frequency of updates; the degree of customization required to service the vendor's needs; and the marketplace served by each vendor. Market Guide for Windows and print product sales are, generally, prepaid annual subscriptions.

The Company derives approximately sixty percent of its revenue from its five largest information vendors. The diminution or loss of revenues from any of these vendors could significantly impact the Company's profitability. The Company continues to reduce its dependency on any single vendor by distributing its information through an increasing number of vendors and creating its own products (Market Guide for Windows and the Internet service) in order to diminish its reliance on vendors in general.

COMPETITION

The investment and financial information industry is highly competitive with many different firms serving the industry's needs. There are numerous print and electronic publishers of information for the investment community, most of whom have been in business longer, are better known and whose financial resources exceed those of this Company. Among the better know competitors are: Standard & Poor's, Moody's, Value Line and Disclosure.

The Company believes that it is distinguished from some of the competition as it publishes one of the largest databases of investment quality information. Market Guide also competes by providing a database structure that preserves distinctions that help users make better informed decisions and through the effective use of technology that enables the Company to be a price leader.

One of the most significant distinctions is that Market Guide stores and displays company financials in the same "company specific line item description" format used by the subject company in its SEC filings. "Company specific line item description" means that the line item terminology assigned to Income Statement, Balance Sheet or Statement of Cash Flow values is the same as that used by the company in its official report. For example, "Aircraft Fuel" and "Landing Fees" may be shown for an airline company; "Newsprint" and "Postage" for a newspaper publisher. This allows users to project the impact of external events such as changes in the price of oil, paper or postage on the profitability of a company. Competitive databases consolidate these items under general headings such as "Costs of Goods Sold."

The principal methods of competition between the companies engaged in the historical financial information business are: timeliness of database updating; accuracy of data; size of the universe presented; depth of coverage of each company in the universe; number of years of coverage;

methods of delivery to the end user; the inclusion of analysis or opinion; customer/vendor support and price.

PERSONNEL

The Company currently employs 58 full-time personnel, up from 43 at the end of fiscal 1995. The increased hiring contributed to the growth in the sales and marketing, MIS and research departments.

ITEM 2:  PROPERTIES

In October, 1994 the Company moved its entire data collection operation and management offices to 2001 Marcus Avenue, Suite South 200, Lake Success, New York 11042-1011. The new space, in a modern three floor office building is approximately 13,500 square feet, tripling the space formerly available to the Company. Management negotiated a total renovation of the new space and created a state-of-the-art facility designed to accommodate both current needs and future growth and expansion.

In Management's opinion the layout, design, construction and furnishing of the new facility will support the growth of the Company. The telephone, data network, lighting and electrical support systems designed into the new facility create a pleasant, professional and comfortable environment in which our employees can efficiently perform their tasks effectively.

The productive capacity of the new facility allows for the expansion of the Company's data collection capacities in a more rapid and efficient manner, as well as to increase the number of companies in the database and the amount of information collected on each subject company.

The new facility has allowed the Company to acquire the services of several additional sales and marketing personnel with space designated and furnishings in place for additional persons in the fields of marketing, sales and customer support.

The new facility contains specifically constructed spaces for the Company's extensive computer and programming activities. Space exists for the expansion and support of current and anticipated on-line services, vendor delivery, and Internet services.

The facilities created to support the Company's analyst staff has allowed for a doubling in staff dedicated to the updating and maintenance of the Market Guide database. Network redundancy and doubled capacity for computer terminal placements have been designed and built in to this vital activity area.

Management believes that the new facility's design, utility and appearance will support the Company's growth and will enable the Company to greatly expand support of existing lines of business as well as develop new venues for delivering the Company's products and services.

ITEM 3:  LEGAL PROCEEDINGS

Management is unaware of any significant legal proceedings by or against the firm.

ITEM 4:  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the OTC Bulletin Board under the symbol MARG. The table below sets forth, for the fiscal periods shown, the high and low closing prices for the Common Stock as reported by a brokerage firm active in the shares of the Company's Common Stock (as adjusted for the one-for-four reverse stock split in October 1995). On May 17, 1996, the last reported sale price of the Common Stock as reported on the OTC Bulletin Board was $3.50 per share.


         FISCAL 1995               HIGH              LOW
         -------------------------------------------------
         First Quarter             2 3/4             1 1/2
         Second Quarter            3                 1 1/2
         Third Quarter             3                 1 7/8
         Fourth Quarter            3 3/4             1 5/8


         FISCAL 1996               HIGH              LOW
         -------------------------------------------------
         First Quarter             4 1/4             2 19/32
         Second Quarter            4                 2 19/32
         Third Quarter             5 3/4             3
         Fourth Quarter            5 7/8             4


On May 17, 1996 there were 383 holders of record of the Common Stock of the Company. The Company estimates the number of beneficial owners of the Company's Common Stock on May 17, 1996 to be 500.

The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently intends to retain all earnings to finance the expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

The following is selected financial data only, and is qualified by the Financial Statements, in their entirety, which are set forth elsewhere in this Form 10-K.



                             SUMMARY OPERATING DATA


Fiscal Year Ended              February 29,       February 28,       February 28,        February 28,        February 29,
                                   1996               1995               1994                1993                1992
                               -----------        -----------        -----------         -----------         -----------
Total Revenues (1)             $3,999,759         $2,687,950         $2,001,118          $1,614,527          $1,244,934

Net Income                        507,179            338,438            248,202              51,094             105,538

Earnings Per
Share (2)                             .12                .08                .07                 .01                 .03

Weighted Average
  Number of Shares
  Outstanding                   4,165,457          4,052,950          3,505,141           3,505,141           3,273,447



                           SUMMARY BALANCE SHEET DATA

Fiscal Year Ended              February 29,       February 28,       February 28,        February 28,        February 29,
                                   1996               1995               1994                1993                1992
                               -----------        -----------        -----------         -----------         -----------
Working Capital (1)            $  974,101         $  766,951         $  (93,593)         $ (324,863)         $ (412,228)

Total Assets                    3,573,017          2,603,097          1,230,797             931,345             885,316

Long Term Debt and
  Obligations Under
  Capital Leases, Less
  Current Maturities              351,511            182,737             14,092               2,283              17,719

Stockholders' Equity            2,448,230          1,843,471            590,819             342,617             291,523



(1) Print product and Market Guide for Windows revenue are deferred at the time of sale and recognized ratably over the terms of the subscriptions. Costs connected with the procurement of subscriptions and memberships are expensed as incurred.

(2) Earnings per share are computed based on the weighted average number of shares of Common Stock outstanding in each fiscal year.

                                     PART II

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the fiscal years ended February 29, 1996, February 28, 1995 and February 28, 1994 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996 COMPARED TO FEBRUARY 28, 1995

Total revenues for the fiscal year ended February 29, 1996 increased 49% to $3,999,759 from $2,687,950 in fiscal year 1995. The increase in revenues is primarily attributable to database vendor sales increasing 51% to $3,674,830. Growth in database vendor sales resulted from an increase in the number of vendors providing the Market Guide database as well as increased sales penetration among several existing vendors. Market Guide product sales increased 42% to $257,001 from $181,143 in fiscal year 1995. Principally due to the successful introduction of Market Guide for Windows in October, 1995. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, declined 9% to $67,928 from $74,530 in fiscal year 1995. The decline in print product revenues reflects lower sales to public libraries due to Market Guide's decision to concentrate on marketing its electronic products.

Total operating expenses for the fiscal year ended February 29, 1996 increased 49% to $3,455,120 from $2,325,773 in fiscal year 1995. Contributing to higher operating expenses were costs associated with the planned increase in the number of employees. The Company added 15 employees from the end of fiscal year 1995 with emphasis on the sales and marketing functions. Additional expense increases resulted from a full year of occupancy at Market Guide's new corporate location. The new location is approximately three times the size of the Company's prior facility, accounting for much of the balance of the increase in general and administrative expenses.

Income from operations for the fiscal year ended February 29, 1996 increased 50% to $544,639 from $362,177 in fiscal year 1995. This increase reflects growth in revenues, as mentioned above, as well as management's continued effort to control operating expense growth.

Net interest expense for the fiscal year ended February 29, 1996 increased $29,440 to $36,333. The growth in interest expense reflects increased interest costs associated with lease agreements used to purchase equipment and fixtures.

Income tax expense for the fiscal year ended February 29, 1996 decreased $15,719 to $1,127. The decline in income tax expense reflects changes in rules governing alternative minimum tax in the state of New York.

Net income for the fiscal year ended February 29, 1996 increased 50% to $507,179 from $338,438 in fiscal year 1995. The increase reflects growth in revenues, management's continued effort to control operating expense growth and a reduction in income taxes.

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995 COMPARED TO FEBRUARY 28, 1994

Total revenues for the fiscal year ended February 28, 1995 increased 34% to $2,687,950 from $2,001,118 in fiscal year 1994. The increase in sales reflected growth in existing vendor sales as well as the addition of several new vendors, bringing the total number of vendors selling the Market Guide database to 22. Market Guide's three main markets, the Individual, Broker & Trader, and Institutional market places, continued to contribute to the growth in revenues.

Total operating expenses for the fiscal year ended February 28, 1995 increased 36% to $2,325,773 from $1,707,437 in fiscal year 1994. The increase in salaries and employee benefits reflected the hiring of additional sales, marketing, production, and programming personnel. Increased general and administrative expenses reflect costs associated with Market Guide moving to a larger corporate facility.

Income from operations for the fiscal year ended February 28, 1995 increased 23% to $362,177 from $293,681 in fiscal year 1994. Operating income reflected growth in revenues partially offset by costs associated with the move from Glen Head, New York to Lake Success, New York.

Net interest expense for the fiscal year ended February 28, 1995 decreased 74% to $6,893 from $26,350 in fiscal year 1994. The decline reflected the recognition of $22,666 in interest income resulting from additional funds in interest earning accounts.

Income taxes for the fiscal year ended February 28, 1995 decreased 12% to $16,846 from $19,129 in fiscal year 1994.

Net income for the fiscal year ended February 28, 1995 increased 36% to $338,438 from $248,202 in fiscal year 1994. Net income reflects growth in revenues, expansions costs, and lower taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition reflects the seventh consecutive year of steady improvement. The improvement is due, in part, to controlling expenses, investing in product development, and generating higher revenues in all three markets -- The Individual, the Broker & Trader, and the Institutional Investor marketplaces.

As of February 29, 1996 the Company's working capital (current assets less current liabilities) increased 27% to $974,101, up from $766,951 in fiscal year 1995. The Company's cash and cash equivalents totaled $680,783 at the end of fiscal year 1996, compared to $695,135 at the end of fiscal year 1995.

For the year ended February 29, 1996, net cash provided by operating activities increased $441,027 to $560,925. The increase reflects higher net income and depreciation which more than offsets the growth in receivables and prepaid assets.

For the year ended February 29, 1996, net cash used in investing activities increased 24% to $891,963. The increase reflects the Company's continued investment in product enhancements and the development of three new products:
Market Guide for Windows, StockQuest, and an Internet site (http://www.marketguide.com) that will result in added value to our users and strengthen our competitive position.

For the year ended February 29, 1996, net cash provided by financing activities decreased 71% to $316,686. The decrease in financing activities is attributable to the issuance of 568,930 shares of restricted stock totaling $853,370 in fiscal year 1995. In fiscal year 1996, the only stock issued was for the Employee Stock Bonus Plan.

The Company did not engage in any borrowing other than capitalized leases and did not maintain any credit lines during the year.

The Company believes that its current liquidity is sufficient to meet its obligations during the next twelve months.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information required by Item 8, and an index thereto, appears at pages F-4 through F-23 (inclusive) of this Report, which pages follow page 19.

ITEM 9:   DISAGREEMENTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Identification of Directors

         The names, ages and principal occupations of the Company's Directors as of the end of the reporting period, and the data on which their term of office commenced and expires, are as follows:

                                                             FIRST
                                              TERM OF        BECAME             PRINCIPAL
          NAME                      AGE       OFFICE         DIRECTOR           OCCUPATION
- -------------------------------------------------------------------------------------------------------------------
      John D. Case                  51          1             1984              Chairman of the Board of
                                                                                Directors, General Counsel
                                                                                and Secretary of the
                                                                                Company

      Homi M. Byramji               43          1             1988              President, Chief Executive
                                                                                Officer, Treasurer and
                                                                                Director of the Company

      Mark B. Burka                 46          1             1995              Portfolio Manager, Manager
                                                                                of Pension and Deferred
                                                                                Benefit Investments, Aon
                                                                                Advisors, Inc. and Director
                                                                                of the Company

      Raymond B. Dooley             49          1             1989              Banker, specializing in
                                                                                structuring government
                                                                                backed loans, and Director
                                                                                of the Company

- --------------------------------------------------------------------------------

            (1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

            (2) Changes since previous report: Shareholders at the annual meeting held on August 31, 1995 elected Mark B. Burka to the Board of Directors.

            (3) Time, Inc. has the right to name a Director to the Board as long as it retains at least a 3.5% ownership in the Company. Time, Inc. has not exercised its right to name a Director since 1987.

            (4)    Changes since end of reported period: None.

    (b)  Business Experience

         John D. Case, age 51, is a graduate of Hofstra University (B.A. 1968) and Suffolk University Law School (J.D. 1971). He is admitted to the practice of law in New York State and Federal jurisdictions. Prior to assuming the Company's Presidency and Chairmanship in February 1989, he was a Director of the Company (elected 1984) and was engaged in the practice of law. Mr. Case served as President and CEO of the Company from February 1989 to February 1992. Mr. Case is currently compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

         Homi M. Byramji, age 43, a Director since 1988, had previously consulted in computerized equity research for nine years. He holds a Masters Degree in Business Administration, Rutgers University (1975) and became Secretary and Treasurer of the Company on February 23, 1989. Mr. Byramji remained Treasurer and assumed the duties of President and CEO on March 1, 1992. He is compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

         Mark B. Burka, age 46, joined the Board in August 1995. He is a Chartered Financial Analyst and Manager of Pension and Deferred Benefit Investments with Aon Advisors, Inc. Mr. Burka hold a Masters Degree in Business Administration from the University of Chicago, Graduate School of Business. He has been with Aon Advisors, Inc. and its predecessors since 1977.

         Raymond B. Dooley, age 50, joined the Board in March 1989. He is a banker specializing in structuring government backed corporate loans. Mr. Dooley holds a Masters Degree in Business Administration from St. John's University.

All Directors of the Company will serve in such capacity until the next annual meeting of Company's stockholders and until their successors have been duly elected and qualified.


ITEM 11:   EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company to executive officers of the Company who served in such capacities during fiscal year 1996 (the "Named Officers") for services rendered during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                        ANNUAL COMPENSATION            COMPENSATION AWARDS
                                                 -------------------------------       ---------------------
                                                 FISCAL                                SECURITIES UNDERLYING
 NAME AND PRINCIPAL POSITION                      YEAR        SALARY     BONUS         OPTIONS GRANTED (#)

Homi M. Byramji.................                  1996      $170,000        -0-            -0-        (a)
  President, Chief Executive                      1995       142,000        -0-         12,500        (b)
  Officer and Treasurer                           1994       131,833        -0-         16,667        (b)

John D. Case.......................               1996       $75,000        -0-            -0-        (a)
  Chairman, General Counsel                       1995        50,000        -0-         12,500        (b)
  and Secretary                                   1994        50,000        -0-         16,667        (b)


    (a) For the fiscal year ended February 29, 1996 Mr. Case and Mr. Byramji are included in the Key Employee Incentive Plan approved by the shareholders in August 1995. As of this date, the Plan has not been implemented and no options have been awarded.

    (b) Mr. Case and Mr. Byramji are partially compensated with options for the purchase of Restricted Common Stock (per Rule 144 of the Securities and Exchange Act of 1933 as amended) of the Company. The amount of options issued in exchange for services is valued at the average bid price for the month of February.

EMPLOYMENT AGREEMENTS

None of the Company's Executive Officers currently have employment contracts with the Company. The Company has no pension plan or retirement benefits for its employees. Outside directors presently receive compensation of $3,000 per year for serving on the Board, and are eligible to participate in the Outside Directors' Incentive Plan approved by the shareholders in August 1995.

EMPLOYEE STOCK PURCHASE PLAN

At the August 31, 1995 annual shareholders' meeting, the Board of Directors approved an Employee Stock Purchase Plan. The Plan enables employees to purchase common stock of the Company through payroll deductions or cash payments at a 15% discount based on the lower of the average closing price during the quarter, or the average closing price for the last five days of the quarter.

KEY EMPLOYEE INCENTIVE PLAN

At the August 31, 1995 annual shareholders' meeting, the shareholders approved a plan that creates the ability to grant stock and/or options to purchase stock of the Company to key corporate employees.

OUTSIDE DIRECTORS' PLAN

At the August 31, 1995 annual shareholders' meeting, the shareholders approved a plan that creates the ability to grant non-qualified stock options to the Company's outside directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 29, 1996 by all persons known to the Company to be beneficial owners of more than 5% of its Common Stock and all Officers and Directors, both individually and as a Group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person upon the exercise of outstanding warrants, options or upon conversion of outstanding promissory notes, are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.


NAME AND ADDRESS OF                         AMOUNT AND NATURE OF            APPROXIMATE
BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP (1)       PERCENT OF CLASS (2)
- -------------------------------------------------------------------------------------------------------------------
Mark B. Burka                                      376,725                        8.99%
618 Washington Avenue
Wilmette, IL  60091

Homi M. Byramji (3) (4)                            535,514                       12.79%
One Sheep Hill Road
Boonton Township, NJ 07005

John D. Case (3) (4)                               768,994                       18.36%
12 Timberland Lane
Old Brookville, NY 11545

Liberty Life Insurance Company                     250,000                        5.97%
2000 Wade Hampton Blvd.
Greenville, SC 29615

Time Inc.                                          157,576                        3.76%
1271 Avenue of the Americas
New York, NY 10020

All Directors and Officers                       1,681,233                       40.14%
as a Group (2 persons) (3) (4)


    (1) Unless otherwise indicated, all shares are directly owned and the sole voting and investment power is held by the persons named.
    (2) Based upon 4,188,245 shares of Common Stock issued and outstanding as of February 29, 1996.
    (3) Includes options for the purchase of 62,500 shares of restricted Common Stock at $0.40 per share, and 16,667 shares of restricted Common Stock at $1.50 per share.
    (4) Includes options for the purchase of 12,500 shares of restricted Common Stock at $2.68 per share.

    The Company does not know of any arrangements or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14:  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, EXHIBITS
                  AND REPORTS ON FORM 8-K

   (a) (1) (2) Financial Statements and Financial Statement Schedules

      A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report; which is incorporated herein by reference.

   (a) (3) Exhibits

           3            Certificate of Incorporation and Amendments thereto*
           3(A)         By-Laws*

   (b)     Reports on Form 8-K

In October, 1994 the Company filed Form 8-K to inform that the Company had relocated to 2001 Marcus Avenue, Suite South 200, Lake Success, New York 11042-1011.

In March, 1994 the Company filed Form 8-K to inform that the Company had completed the sale of 568,930 shares of restricted Common Stock at a price of $1.50 per share, adjusted for the October 1995 one-for-foure reverse stock split, in a private placement with a limited number of institutional and individual investors.

In December, 1993 the Company filed Form 8-K to inform that the Company had reached an agreement with Prodigy Services Company to distribute the Market Guide information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, as principal financial and accounting officer thereunto duly authorized.

                                               MARKET GUIDE INC.

Dated:  May 24, 1996
Lake Success, New York                         /s/ Homi M. Byramji
                                               _______________________________
                                               Homi M. Byramji
                                               President, CEO and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                              TITLE                     DATE
- ----------------------------------------------------------------------------



/s/ John D. Case                    Chairman of the Board
- ----------------------------        and Secretary               May 24, 1996
JOHN D. CASE


                                    President, CEO,
/s/ Homi M. Byramji                 Treasurer and Director      May 24, 1996
- ----------------------------
HOMI M. BYRAMJI



/s/ Mark B. Burka
- ----------------------------        Director                    May 24, 1996
MARK B. BURKA



/s/ Raymond B. Dooley
- ----------------------------        Director                    May 24, 1996
RAYMOND B. DOOLEY

                                MARKET GUIDE INC.

                              FINANCIAL STATEMENTS

                                       AND

                         REPORT OF INDEPENDENT AUDITORS

                      FOR THE YEARS ENDED FEBRUARY 29, 1996

                             FEBRUARY 28, 1995, AND

                                FEBRUARY 28, 1994

                                TABLE OF CONTENTS

Financial Statements

     Report of Independent Auditors

     Balance Sheets for the Fiscal Years Ended February 29, 1996
     and February 28, 1995                                                        F-4-5

     Statements of Operation and Accumulated Deficit for the Fiscal Years
     Ended February 29, 1996, February 28, 1995, and February 28, 1994            F-6

     Statements of Cash Flows for the Fiscal Years Ended February 29, 1996,
     February 28, 1995, and February 28, 1994                                     F-7-8

     Statements of Stockholders' Equity for the Fiscal Years Ended
     February 29, 1996, February 28, 1995, and February 28, 1994                  F-9

     Notes to Financial Statements February 29, 1996, February 28, 1995
     and February 28, 1994                                                        F-10-18


Financial Statement Schedules


     Schedule of Indebtedness of and to Related Parties for the Fiscal Years
     Ended February 29, 1996, February 28, 1995, and February 28, 1994            F-19

     Schedule of Property, Plant and Equipment for the Fiscal Years Ended
     February 29, 1996, February 28, 1995, and February 28, 1994                  F-20

     Schedule of Accumulated Depreciation and Amortization of Property,
     Plant and Equipment for the Fiscal Years Ended February 29, 1996,
     February 28, 1995, and February 28, 1994                                     F-21

     Schedule of Computer Software and Product Enhancements for the
     Fiscal Years Ended February 29, 1996, February 28, 1995,
     and February 28, 1994                                                        F-22

     Accumulated Amortization of Computer Software and Product
     Enhancements for the Fiscal Years Ended February 29, 1996,
     February 28, 1995, and February 28, 1994                                     F-23

                      [ZERBO & MCKIERNAN, P.C. LETTERHEAD]

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Market Guide Inc.
2001 Marcus Avenue, Suite S200
Lake Success, NY 11042-1011

We have audited the accompanying Balance Sheets of Market Guide Inc. as of February 29, 1996 and February 28, 1995 and the related Statements of Operation and Accumulated Deficit, Cash Flows and Stockholders' Equity for the years February 29, 1996, February 28, 1995 and February 28, 1994 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Guide Inc. as of February 29, 1996 and February 28, 1995 and the results of its operations and its cash flows for the years February 29, 1996, February 28, 1995 and February 28, 1994 then ended in conformity with generally accepted accounting principles.

The supplemental information on pages F-19 through F-23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Zerbo & McKiernan
- -------------------------------------
Zerbo & McKiernan, P.C.


Fairfield, New Jersey
May 15, 1996


                                        [LOGO ART] Member
                                                   ----------------------
                                                   DIVISION FOR CPA FIRMS AICPA

BALANCE SHEETS                                                 Market Guide Inc.


                                                    February 29,    February 28,
Fiscal Year Ended                                     1996             1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:

  Cash                                              $  680,783      $  695,135

  Accounts receivable - net of allowance
  for doubtful accounts (Note A-2)                     761,180         558,813

  Prepaid expenses and other current assets            305,414          89,892
                                                    ----------      ----------
     Total current assets                            1,747,377       1,343,840

Property, plant and equipment:
(Note A-3)

  Furniture and equipment                              593,981         494,434

  Equipment held under capital leases                  543,655         296,672
                                                    ----------      ----------
                                                     1,137,636         791,106

  Less:  Accumulated depreciation and
   amortization (including amortization of
   $154,233 and $84,002 in 1996 and
   1995, respectively, on capital leases)              501,538         364,313
                                                    ----------      ----------
     Net property, plant and equipment                 636,098         426,793

Other assets:

   Computer software and product enhancements
   (Net of accumulated amortization) (Note A-4)      1,066,006         732,247

   Deposits and other assets                           123,536         100,217
                                                    ----------      ----------

     Total other assets                              1,189,542         832,464
                                                    ----------      ----------

       Total assets                                 $3,573,017      $2,603,097
                                                    ==========      ==========



   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS (continued)                                     Market Guide Inc.

                                                        February 29,        February 28,
Fiscal Year Ended                                           1996                  1995
- ---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturates of Long-Term
   debt and capital leases including
   related party debt of $95,333 in 1996
   and $95,333 in 1995 (Note B)                          $   208,359         $   158,025

   Unearned revenues (Note A-2)                              163,371             202,866

   Accounts payable and other accrued expenses
   (including accrued interest of $61,987 in 1996
   and $61,987 in 1995)                                      401,546             215,998
                                                         -----------         -----------
     Total current liabilities                               773,276             576,889

Non-current liabilities:

   Long-term debt and capital lease obligations,
   less current maturities (Note B)                          351,511             182,737
                                                         -----------         -----------
     Total non-current liabilities                           351,511             182,737

Commitments (Note C)                                             -0-                 -0-
                                                         -----------         -----------
     Total liabilities                                     1,124,787             759,626
                                                         -----------         -----------
Stockholders' equity (Note E):

   Common stock - $.001 par value; 20,000,000
   shares authorized, 4,188,245 and 4,112,709
   shares issued and outstanding in 1996 and
   1995, respectively (Restated as per Note F)                 4,188               4,113

   Capital in excess of par value
   (Restated as per Note F)
                                                           3,618,910           3,521,405
   Accumulated deficit                                    (1,174,868)         (1,682,047)
                                                         -----------         -----------
     Total stockholders' equity                            2,448,230           1,843,471
                                                         -----------         -----------
     Total liabilities and stockholders' equity          $ 3,573,017         $ 2,603,097
                                                         ===========         ===========


   The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT                Market Guide Inc.

                                                     February 29,        February 28,        February 28,
Fiscal Year Ended                                        1996                1995                1994
- ---------------------------------------------------------------------------------------------------------
Revenues (Note A-2):
  Database vendors                                   $ 3,674,830         $ 2,432,007         $ 1,701,234

  Market Guide products                                  257,001             181,413             216,770

  Print products                                          67,928              74,530              83,114
                                                     -----------         -----------         -----------
    Total revenues                                     3,999,759           2,687,950           2,001,118

Expenses:
  Salaries, payroll taxes and
  employee benefits                                    2,121,109           1,375,007             969,089

  Database and product costs
  (Note A-4)                                             521,903             454,489             414,272

  General and administrative                             724,406             440,826             280,732

  Advertising and promotion                               87,702              55,451              43,344
                                                     -----------         -----------         -----------
    Total expenses                                     3,455,120           2,325,773           1,707,437
                                                     -----------         -----------         -----------
  Income from operations                                 544,639             362,177             293,681

    Interest expenses, net of interest income             36,333               6,893              26,350
                                                     -----------         -----------         -----------
  Income before income taxes                             508,306             355,284             267,331

    Provision for income taxes                             1,127              16,846              19,129
                                                     -----------         -----------         -----------
    Net income                                           507,179             338,438             248,202
                                                     ===========         ===========         ===========
Accumulated deficit, beginning of year                (1,682,047)         (2,020,485)         (2,268,687)
                                                     -----------         -----------         -----------
Accumulated deficit, end of year                     $(1,174,868)        $(1,682,047)        $(2,020,485)
                                                     ===========         ===========         ===========

Earnings per share (Restated as per Note F)                  .12                 .08                 .07

Weighted average number of shares outstanding
(Restated as per Note F)                               4,165,457           4,052,950           3,505,141
Fully diluted earnings per share
(Restated as per Note F)
                                                             .12                 .08                 .07
Fully diluted weighted average
number of shares outstanding
(Restated as per Note F)                               4,401,135           4,256,999           3,630,819
                                                     ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS                                       Market Guide Inc.

                                                    February 29,      February 28,     February 28,
Fiscal Year Ended                                       1996              1995             1994
- --------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                          $ 507,179         $ 338,438         $ 248,202
                                                    ---------         ---------         ---------

Adjustments to reconcile net
income to net cash provided by
operating activities:

  Depreciation and amortization                       348,899           249,613           228,491

Changes in Assets and Liabilities:

 (Increase)/Decrease in accounts receivable          (202,367)         (227,141)         (138,688)

 (Increase)/Decrease in prepaid assets               (215,521)          (89,811)            2,007

 (Increase)/Decrease in deposits and
 other assets                                         (23,319)          (88,211)           (3,268)

 Increase/(Decrease) in accounts payable and other accrued expenses

                                                      185,548            (7,177)          (25,271)

 Increase/(Decrease) in unearned revenues             (39,494)          (55,813)           83,535

                                                    ---------         ---------         ---------
  Total adjustments                                    53,746          (218,540)          146,806
                                                    ---------         ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $ 560,925         $ 119,898         $ 395,008
                                                    ---------         ---------         ---------

INVESTING ACTIVITIES:

  Payment for purchase of fixed assets              $(346,529)        $(357,891)        $ (97,616)

  Development of Computer Software and
  Product Enhancements (Note A-4)                    (545,434)         (364,264)         (156,347)
                                                    ---------         ---------         ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES           $(891,963)        $(722,155)        $(253,963)
                                                    ---------         ---------         ---------

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (continued)                           Market Guide Inc.

                                                         February 29,     February 28,      February 28,
Fiscal Year Ended                                            1996             1995              1994
- -------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

  Payments for notes payable, long-term
  debt and capital leases                                $(96,837)        $  (66,549)        $(56,300)

  Proceeds from capital leases                            315,943            249,187           49,285

  Proceeds from Employee Stock Bonus Plan                  64,129             60,844              -0-

  Proceeds from issuance of common stock                      -0-            853,370              -0-

  Proceeds from Stock Options Exercised                    33,451                -0-              -0-
                                                         --------         ----------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 316,686          1,096,852           (7,015)
                                                         --------         ----------         --------
   Net increase/(decrease) in cash                        (14,352)           494,595          134,030

Cash at beginning of year                                 695,135            200,540           66,510
                                                         --------         ----------         --------
Cash at end of year                                      $680,783         $  695,135         $200,540
                                                         ========         ==========         ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

   Interest                                              $ 60,974         $   31,443         $ 42,043

   Corporate taxes                                          5,250             28,611           13,017


   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY                             Market Guide Inc.
(Notes E and F)

                                                                     CAPITAL IN        ACCUMULATED            TOTAL
                                                                     EXCESS OF           DEFICIT           STOCKHOLDERS'
                                       SHARES        PAR VALUE       PAR VALUE                                EQUITY
Balance at February 28, 1993          3,505,129        $3,505        $2,607,799        $(2,268,687)        $   342,617

Net Income for the year                     -0-            -0-               -0-           248,202             248,202
                                      ---------        ------        ----------        -----------         -----------
Balance at February 28, 1994          3,505,129        $3,505        $2,607,799        $(2,020,485)        $   590,819
                                      ---------        ------        ----------        -----------         -----------

Issuance of common stock in a
  private offering for cash             568,930        $  569        $  852,801        $        -0-        $   853,370

Issuance of common stock in an
  Employee Stock Bonus Plan              38,638            39            60,805                 -0-             60,844

Net Income for the year                      -0-           -0-               -0-           338,438             338,438
                                      ---------        ------        ----------        -----------         -----------
Balance at February 28, 1995          4,112,697        $4,113        $3,521,405        $(1,682,047)        $ 1,843,471
                                      ---------        ------        ----------        -----------         -----------

Stock Options Exercised                  45,717        $   45        $   33,406        $        -0-        $    33,451

Issuance of common stock in an
  Employee Stock Bonus Plan              29,831            30            64,099                 -0-             64,129

Net Income for the year                      -0-           -0-               -0-           507,179             507,179
                                      ---------        ------        ----------        -----------         -----------
Balance at February 29, 1996          4,188,245        $4,188        $3,618,910        $(1,174,868)        $ 2,448,230
                                      =========        ======        ==========        ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                Market Guide Inc.
                          Notes to Financial Statements
                    February 29, 1996, February 28, 1995 and
                                February 28, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Business

     Market Guide Inc. was incorporated on March 23, 1983, as The Unlisted Market Service Corporation for the purpose of collecting information to produce corporate profile reports on unlisted publicly traded companies. On September 3, 1986, the current corporate name was adopted. Market Guide is currently engaged in acquiring, condensing, publishing and distributing historical and current financial information to the individual, financial services, and institutional investor marketplaces.

     The majority of the Company's revenue is derived from over thirty third party vendors who distribute and sell the Market Guide database. Sales are made through both third party vendors and direct sales to end users. The Company also plans to distribute its products over the Internet.

2.   Revenue Recognition

     Database revenues from certain information vendors are not completely known until after the end of the fiscal period. In these instances, management uses estimates in recording vendor revenue in accordance with generally accepted accounting principles. Accordingly, actual results could differ from these estimates. Subsequent adjustments are made after actual collection.

     Print product revenues and Market Screen/Market Guide for Windows revenues are deferred at the time of sale and recognized ratably as revenues over the terms of their subscriptions. Costs associated with procurement of these revenues are expensed as incurred.

     Bad debts are recorded under the allowance method of accounting. For the periods ended February 29, 1996 and February 28, 1995, the allowance for doubtful accounts were $30,000 and $15,000, respectively.

3.   Property and Equipment

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for substantially all assets for both financial and tax reporting purposes.

4.   Capitalization of Computer Software and Product Enhancements

     Management has elected, pursuant to SFAS No. 86, to capitalize computer software costs incurred for new product development and product enhancements for the period beginning March 1, 1989. These costs are reported at the lower of unamortized cost or net realizable value. The amortization of these costs are included in database and product cost. All research and development, database expansion and update database maintenance and customer support costs are expensed as incurred.

     The straight-line method of amortization is used over the estimated economic life of the asset. For the periods ended February 29, 1996, February 28, 1995 and 1994; $211,674, $181,652 and $188,678 respectively, were charged to amortization expense. For the periods ended February 29, 1996 and February 28, 1995; accumulated amortization was $898,919 and $687,245, respectively.

5.   Earnings Per Share

     Earnings per share are computed based on the weighted average number of shares of Common Stock outstanding.

NOTE B -  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS


                                          2/29/96            2/28/95
                                         --------            --------
12% Demand note (a)                      $ 95,333            $ 95,333

Capital lease obligations                 464,537             245,429
                                         --------            --------
                                          559,870             340,762

Less:  current maturities                 208,359             158,025
                                         --------            --------
Total long-term debt
and capitalized leases                   $351,511            $182,737
                                         ========            ========



     (a) The holder of the note is an Officer and Director of the Company.

Annual scheduled principal maturities of long-term debt and capital lease obligations as of February 29, 1996 are as follows:

                                                   Capital    Total of Long Term
                                  Long-Term        Lease       Debt and Capital
                                    Debt        Obligations    Lease Obligations
                                    ----        -----------    -----------------
Year Ending February 28,

    1997                         $95,333          $113,026            $208,359

    1998                             -0-           113,026             113,026

    1999                             -0-           113,026             113,026

    2000                             -0-           100,566             100,566

    2001                             -0-            24,892              24,892
                                --------          --------            --------

    TOTAL                        $95,333           $464,536            $559,869


On March 5, 1996 the Company entered into a capital lease to purchase additional equipment. The monthly payment is $1,680.74 over sixty months.

NOTE C - COMMITMENTS

1.   Capital Leases

The schedule of future minimum lease payments for the Company's capital leases and the present value of the net minimum lease payments is as follows:


Year ending February 28,             1997             $113,026
                                     1998              113,026
                                     1999              113,026
                                     2000              100,566
                                     2001               24,892
                                                      --------
Total minimum lease payments                          $464,536

Less:  Amounts representing interest                   101,313
                                                      --------

          Present value of net minimum
          lease payments                              $363,223
                                                      ========

2.   Operating Leases

The Company rents its office facility under an operating lease that expires in October, 2006. The Company can exercise a buyout option in October, 2001 for the amount of $160,046. The annual minimum lease payments under the operating lease as of February 29, 1996 are:


Year ending February 28,                       1997          196,283
                                               1998          294,717
                                               1999          303,968
                                               2000          313,572
                                               2001          323,484
                                               2002          333,793
                                               2003          344,453
                                               2004          355,422
                                               2005          366,831
                                               2006          249,784
                                                          ----------
                              Total                       $3,082,307
                                                          ==========



NOTE D - INCOME TAXES

The Company has adopted SFAS 109 and has net operating loss and investment tax credit carryforwards in the amount of $1,155,509 and $10,524, respectively. Pursuant to SFAS 109, management believes that it does not have a greater than 50% probability of realization of such loss carryforwards and credits and has decided to provide for a full valuation allowance. The investment tax credits will begin to expire, if unused, in the fiscal year ending February 28, 1999. Annual fiscal year expirations total $3,588 in 1999; $5,470 in 2000; $1,466 in 2001. Net operating losses will begin to expire, if unused, in the fiscal year ending February 29, 2000. Annual fiscal year expirations total $205,286 in 2001; $661,740 in 2002; $288,483 in 2003. The Company has recorded deferred tax assets related to the allowance for doubtful accounts in deposits and other assets. For periods ended February 29, 1996 and February 28, 1995 the deferred tax assets were $13,500 and $6,750, respectively.

Federal and New York State tax agencies impose a minimum tax on alternative minimum taxable income. The minimum Federal and New York State taxes imposed for the period ending February 29, 1996 are $2,900 and $4,977, respectively.

The components of provision for income taxes are as follows:

                              2/29/96             2/28/95              2/29/94
                              ------------------------------------------------
Current
   Federal                    $ 2,900             $    -0-             $   -0-

   State and Local              4,977              23,596               19,129

Deferred
   Federal                     (5,100)             (5,100)                  -0-

   State and Local             (1,650)             (1,650)                  -0-
                             ==================================================

                   TOTALS     $ 1,127             $16,846              $ 19,129


Total income tax expense differs from the expected tax expense (computed by applying the U.S. Federal statutory income tax rate of 34% to income before income taxes) as follows:


                                              2/29/96        %          2/28/95          %          2/28/94           %
                                            ----------------------------------------------------------------------------
Tax at Federal statutory rate               $ 172,824       34.0       $ 120,797        34.0        $ 90,893        34.0

Federal alternative minimum tax                 2,900        0.6              -0-        0.0             0.0         0.0

State income taxes, net of
  Federal tax benefit                           1,636        0.3          13,924         3.9          12,625         4.7

Net operating loss
  carryforwards, utilized                    (179,716)     (35.4)       (118,772)      (33.4)        (81,005)      (30.3)

Graduated tax bracket
   differential                                    -0-       0.0              -0-        0.0          (3,384)       (1.3)

Non Deductible Expenses                         3,483        0.7             897         0.2              -0-        0.0
                                             ========        ===       =========         ===        ========         ===

                              TOTALS        $   1,127        0.2       $  16,846         4.7        $ 19,129         7.1

Income taxes currently payable as of February 29, 1996, February 28, 1995 and 1994 are as follows:


                       2/29/96        2/28/95          2/28/94
                      ----------------------------------------
Federal               $2,900          $   -0-          $   -0-

State and Local           -0-          4,175            8,366
                      ========================================
       TOTALS         $2,900          $4,175           $8,366



NOTE E - STOCKHOLDERS' EQUITY

1.   Common Stock

On March 21, 1994 the Company raised $853,370 through the sale of 568,930 shares of restricted common stock at a price of $1.50 per share, adjusted for the October 1995 one-for-four reverse stock split, in a private placement with a limited number of institutional and individual investors.

On August 11, 1994 the Company created a stock bonus program for employees based upon merit and years of service. The bonus was awarded in four equal quarterly installments for periods ending August 1994, November 1994, February 1995 and May 1995, subject to an employee's continued employment on the dates of each award. For the period ending February 28, 1995, the Company issued 38,638 restricted shares at a total cost of $60,844. For period ending February 29, 1996, the Company issued 29,831 restricted shares at a total cost of $64,129.

The Company adopted an Employee Stock Purchase Plan effective September 1, 1995. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the Plan, 125,000 shares are available for purchase. The purchase price will be the lesser of an amount equal to 85% of the fair market value of stock calculated on the lower of the average of the stock's closing price for a full fiscal quarter or the average of the stock's closing price for the last five trading days of a fiscal quarter. While the Plan was made effective September 1, 1995, and employee participation was effective on that date, the actual shares will be issued in the first fiscal quarter of 1997.

2.   Common Stock Warrants

In March, 1988 the Company granted warrants to an investor for the purchase of 28,125 shares of Common Stock at an exercise price of $2.00 per share, adjusted for the October 1995 one-for-four reverse stock split, through March 6, 1993. These warrants expired as of February 28, 1994.

In December, 1988 the Company granted warrants to a director for the purchase of 37,500 shares of Common Stock at an exercise price of $2.00 per share, adjusted for the October 1995 one-for-four reverse stock split, through November 30, 1993. These warrants expired as of February 28, 1994.

3.   Common Stock Options

In February, 1993 the Company granted options to a sales representative for the purchase of 6,835 shares of restricted Common Stock at an exercise price of $0.40 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1998. These stock options were exercised on May 25, 1995.

In May, 1993 the Company granted options to a sales representative for the purchase of 25,000 shares of restricted Common Stock at an exercise price of $0.40 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1998. These options were exercised on May 25, 1995.

In May, 1993 the Company granted options to two officers for the purchase of 125,095 shares of restricted Common Stock at an exercise price of $0.40 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1998.

In March, 1994 the Company granted options to a sales representative for the purchase of 13,786 shares of restricted Common Stock at an exercise price of $1.50 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1998. These options were exercised on October 6, 1995.

In March, 1994 the Company granted options to two officers for the purchase of 33,334 shares of restricted Common Stock at an exercise price of $1.50 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1999.

In February, 1995 the Company granted options to a sales representative for the purchase of 37,581 restricted shares of Common Stock at an exercise price of $2.68 per share, adjusted for the October 1995 one-for-four reverse stock split, through October 31, 1995. These options expired as of October 31, 1995.

In March, 1995 the Company granted options to two officers for the purchase of 25,000 shares of restricted Common Stock at an exercise price of $2.68 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 29, 2000.

The Company adopted an Incentive Stock Option Plan for key employees effective September 1, 1995. The Incentive Stock Option Plan is intended to qualify under
Section 422 of the Internal Revenue Code. Under the terms of the Plan, incentive stock options or non-qualified stock options may be granted and 93,750 shares were made available. The option price cannot be less than 100% of the fair market value of the stock as determined by the Company's Board of Directors on the date of the grant of the option. As of February 29, 1996, there were no options granted or exercised.

The Company adopted an Independent Director's Stock Incentive Plan effective September 1, 1995. Under the terms of the Plan, only non-qualified stock options may be granted and 12,500 shares were made available. The option price is determined by a Committee of three disinterested persons appointed by the Board of Directors on the date of grant of the option. As of February 29, 1996, there were no options granted or exercised.

NOTE F - REVERSE STOCK SPLIT

On August 31, 1995 the shareholders approved a one-for-four reverse stock split of the Company's $.001 par value common stock. The reverse stock split was effective as of October 16, 1995. All references in the accompanying financial statements to the per share amounts and earnings per share have been restated to reflect the reverse stock split for all periods presented.

NOTE G - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has two major customers accounting for total sales of $1,465,659. They are (in alphabetical order) Investext and Prodigy Services Company.

As of February 29, 1996, the Company had $547,240 on deposit at First National Bank of Long Island and $132,541 on deposit at Rocky Mountain Securities.

NOTE H - SUBSEQUENT EVENTS

The Company completed renegotiation of contractual business arrangements with two of its larger customers. The revised contractual arrangements will result in a reduction in revenue realized by Market Guide Inc. from these two customers.

NOTE I - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended February 29, 1996 and February 28, 1995 are presented in the following table:


                                                           Three Months Ended

                                    MAY 31, 1995     AUGUST 31,  1995  NOVEMBER 30, 1995    FEBRUARY 29, 1996
Total revenues                       $  890,341        $  970,580        $1,063,124 (1)       $1,075,714 (2)

Operating income                         87,093           116,394           190,933              150,219

Income before taxes                      81,971           109,196           184,780              132,359

Net income                               77,053           101,552           173,693 (1)          154,881 (2)

Earnings per share                   $      .02        $      .02        $      .04           $      .04

Weighted average number of
shares outstanding                    4,116,737         4,174,470         4,182,802            4,188,259

Fully diluted earnings per
share                                $      .02        $      .02        $      .04           $      .04

Fully diluted weighted
average number of shares
outstanding                           4,379,037         4,409,171         4,409,171            4,409,171



                                    MAY 31, 1994     AUGUST 31, 1994   NOVEMBER 30, 1994    FEBRUARY 28, 1995

Total revenues                       $  613,549        $  623,604        $  654,921           $  795,876

Operating income                         80,702            86,536            81,826              113,113

Income before taxes                      75,506            86,126            81,252              112,400

Net income                               71,089            80,926            76,989              109,434

Earnings per share                   $      .02        $      .02        $      .02           $      .03

Weighted average number of
shares outstanding                    3,944,194         4,074,728         4,087,260            4,100,817

Fully diluted earnings per
share                                $      .02        $      .02        $      .02           $      .03

Fully diluted weighted
average number of shares
outstanding                           4,148,244         4,278,761         4,291,309            4,304,877


(1) Total revenues and net income are overstated by approximately $25,000 due to Fourth Quarter revenues inadvertently included in totals.

(2) Total revenues and net income are understated by approximately $25,000 due to revenues inadvertently included in Third Quarter totals (see (1) above).

      NOTE: The sum of the four quarterly earnings per share do not equal the total earnings per share for the fiscal year ended February 28, 1995 due to rounding.

               SCHEDULE OF INDEBTEDNESS OF AND TO RELATED PARTIES


                           Balance At                                 Balance At
                           Beginning    Additions   Reductions          End
                           -----------------------------------------------------
February 29, 1996
- -----------------
John D. Case               $ 95,333        $-0-        $   -0-        $ 95,333
                           --------        ----        -------        --------
                           $ 95,333        $-0-        $   -0-        $ 95,333
                           ========        ====        =======        ========
February 28, 1995
- -----------------
John D. Case               $125,333        $-0-        $30,000        $ 95,333
                           --------        ----        -------        --------
                           $125,333        $-0-        $30,000        $ 95,333
                           ========        ====        =======        ========
February 28, 1994
- -----------------
John D. Case               $125,333        $-0-        $   -0-        $125,333
                           --------        ----        -------        --------
                           $125,333        $-0-        $   -0-        $125,333
                           ========        ====        =======        ========

                    SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT

                                    Balance At
                                    Beginning       Additions                         End of
                                     Of Year        At Cost        Retirements         Year
                                    ----------------------------------------------------------------
February 29, 1996
- -----------------

Machinery & Equipment               $426,015        $ 99,547        $   -0-         $  525,562

Capitalized Leased Equipment         296,672         246,983            -0-            543,655

Office Equipment                      36,112              -0-           -0-             36,112

Furniture & Fixtures                  32,307              -0-           -0-             32,307

Leasehold Improvements                    -0-             -0-           -0-                 -0-

                                    --------        --------        ------          ----------
     TOTAL                          $791,106        $346,530        $   -0-         $1,137,636
                                    ========        ========        ======          ==========



February 28, 1995
- -----------------

Machinery & Equipment               $267,919        $158,096        $   -0-         $  426,015

Capitalized Leased Equipment         106,983         189,689            -0-            296,672

Office Equipment                      36,112              -0-           -0-             36,112

Furniture & Fixtures                  22,201          10,106            -0-             32,307

Leasehold Improvements                 4,859              -0-        4,859                  -0-
                                    --------        --------        ------          ----------

     TOTAL                          $438,074        $357,891        $4,859          $  791,106
                                    ========        ========        ======          ==========


February 28, 1994
- -----------------

Machinery & Equipment               $208,673        $ 59,246        $   -0-         $  267,919

Capitalized Leased
Equipment                             68,613          38,370            -0-            106,983

Office Equipment                      36,112              -0-           -0-             36,112

Furniture & Fixtures                  22,201              -0-           -0-             22,201

Leasehold Improvement                  4,859              -0-           -0-              4,859
                                    --------        --------        ------          ----------

     TOTAL                          $340,458        $ 97,616        $   -0-         $  438,074
                                    ========        ========        ======          ==========

            SCHEDULE OF ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                              Balance At
                              Beginning                                            End of
                                Of Year    Depreciation       Retirements           Year
                              ------------------------------------------------------------
February 29, 1996
- -----------------

Machinery & Equipment         $222,530        $ 65,142           $   -0-          $287,672

Capitalized Leased              84,002          70,231               -0-           154,233
   Equipment

Office Equipment                36,112              -0-              -0-            36,112

Furniture & Fixtures            21,669           1,852               -0-            23,521

Leasehold Improvements              -0-             -0-              -0-                -0-
                              --------        --------           ------           --------
     TOTAL                    $364,313        $137,225           $   -0-          $501,538
                              ========        ========           ======           ========

February 28, 1995
- -----------------

Machinery & Equipment         $180,670        $ 41,860           $   -0-          $222,530
Capitalized Leased
   Equipment                    58,677          25,325               -0-            84,002

Office Equipment                36,112              -0-              -0-            36,112

Furniture & Fixtures            20,893             776               -0-            21,669

Leasehold Improvements           4,859              -0-           4,859                 -0-
                              --------        --------           ------           --------
     TOTAL                    $301,211        $ 67,961           $4,859           $364,313
                              ========        ========           ======           ========

February 28, 1994
- -----------------

Machinery & Equipment         $159,313        $ 21,357           $   -0-          $180,670

Capitalized Leased
   Equipment                    41,221          17,456               -0-            58,677

Office Equipment                36,112              -0-              -0-            36,112

Furniture & Fixtures            20,485             408               -0-            20,893

Leasehold Improvements           4,859              -0-              -0-             4,859
                              --------        --------           ------           --------
     TOTAL                    $261,990        $ 39,221           $   -0-          $301,211
                              ========        ========           ======           ========

             SCHEDULE OF COMPUTER SOFTWARE AND PRODUCT ENHANCEMENTS


                                   Balance At
                                  Beginning of
                                     Year             Additions        Retirement            Total
                                 ----------------------------------------------------------------------
February 29, 1996
- -----------------

Computer Software                $1,419,493           $545,433         $    -0-           $1,964,926
                                  ---------           --------         -------            ----------
     TOTAL                       $1,419,493           $545,433         $    -0-           $1,964,926
                                  =========           ========         =======            ==========


February 28, 1995
- -----------------

Computer Software                $ 1,055,229          $364,264         $    -0-           $1,419,493
                                  ----------          --------         -------            ----------
     TOTAL                       $ 1,055,229          $364,264         $    -0-           $1,419,493
                                  ==========          ========         =======            ==========


February 28, 1994
- -----------------

Computer Software                $   898,882          $156,347          $    -0-          $1,055,229
                                  ----------          --------          -------           ----------
     TOTAL                       $   898,882          $156,347          $    -0-          $1,055,229
                                  ==========          ========          =======           ==========

            SCHEDULE OF ACCUMULATED AMORTIZATION OF COMPUTER SOFTWARE
                            AND PRODUCT ENHANCEMENTS

                                         Balance At
                                        Beginning of
                                           Year         Amortization        Retirement        Total
                                        --------------------------------------------------------------
February 29, 1996
- -----------------

Computer Software                       $ 687,246         $ 211,674           $    -0-       $ 898,920
                                        ---------         ---------           -------        ---------
     TOTAL                              $ 687,246         $ 211,674           $    -0-       $ 898,920
                                         ========         =========           =======        =========



February 28, 1995
- -----------------

Computer Software                       $ 505,594         $ 181,652           $     -0-       $ 687,246
                                        ---------         ---------           --------        ---------

     TOTAL                              $ 505,594         $ 181,652           $     -0-       $ 687,246
                                        =========         =========           ========        =========



February 28, 1994
- -----------------
Computer Software                       $ 316,325         $ 189,269           $     -0-       $ 505,594
                                        ---------         ---------           --------        ---------

     TOTAL                              $ 316,325         $ 189,269           $     -0-       $ 505,594
                                        =========         =========           ========        =========