Form 10-Q
period 1996-05-31
MARKET GUIDE INC
filed 1996-07-15
CIK 720462

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1996

                                       OR

(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission File Number:  2-91525-NY

                                MARKET GUIDE INC.
             (Exact name of Registrant as specified in its charter)

            New York                                      11-2646081
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

         2001 Marcus Avenue
         Suite South 200
         Lake Success, New York                                       11042-1011
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (516) 327-2400


     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

            4,190,717 Common shares, $.001 par value were issued and
                          outstanding on July 8, 1996.

                                TABLE OF CONTENTS





Financial Statements

         Balance Sheets as of May 31, 1996 (Unaudited) and February 29, 1996     3

         Statement of Operations For the Three Months Ended
         May 31, 1996 (Unaudited) and May 31, 1995 (Unaudited)                   5

         Statement of Cash Flows for the Three Months Ended
         May 31, 1996 (Unaudited) and May 31, 1995 (Unaudited)                   6

         Notes to Financial Statements                                           7

Management's Discussion and Analysis of Financial
Condition and Results of Operations May 31, 1996                                 8

Other Information                                                               16

Signature                                                                       17

BALANCE SHEETS                                                 Market Guide Inc.

                                                        May 31, 1996   February 29, 1996
Fiscal Quarter Ended                                     (Unaudited)
- ----------------------------------------------------------------------------------------
ASSETS
Current assets:

  Cash                                                    $  834,022          $  680,783

  Accounts Receivable (Net of
  allowance for doubtful accounts)                           691,016             761,180

  Prepaid expenses and other current assets                  213,018             305,414
                                                          ----------          ----------
     Total current assets                                  1,738,056           1,747,377

Property, plant and equipment:

  Furniture and equipment                                    608,786             593,981

  Equipment held under capital leases                        621,641             543,655
                                                          ----------          ----------
                                                           1,230,427           1,137,636
  Less:  Accumulated depreciation and amortization
  (including amortization of  $180,511 and $154,233
  as of May 31, 1996 and February 29, 1996,
  respectively, on capital leases)                           545,945             501,538
                                                          ----------          ----------
     Net property, plant and equipment                       684,482             636,098

Other assets:

   Computer Software and Product
   Enhancements (Net of Accumulated
   Amortization)                                           1,140,688           1,066,006

   Deposits and other assets                                 128,863             123,536
                                                          ----------          ----------
     Total other assets                                    1,269,551           1,189,542
                                                          ----------          ----------
       Total assets                                       $3,692,089          $3,573,017
                                                          ==========          ==========

BALANCE SHEETS-continued                                       Market Guide Inc.

                                                       May 31, 1996       February 29,
Fiscal Quarter Ended                                    (Unaudited)               1996
- --------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt
   and capital leases including related
   party debt of $95,333 as of May 31, 1996
   and $95,333 as of February 29, 1996                  $   228,528        $   208,359

   Unearned revenues                                        162,799            163,371

   Accounts payable and other accrued
   expenses (including accrued interest
   of $61,987 as of May 31, 1996
   and $61,987 as of February 29, 1996)                     311,455            401,546
                                                        -----------        -----------
     Total current liabilities                              702,782            773,276

Non-current liabilities:

   Long-term debt and capital lease
   obligations, less current maturities                     395,526            351,511
                                                        -----------        -----------
     Total non-current liabilities                          395,526            351,511

Commitments                                                       0                  0
                                                        -----------        -----------
     Total liabilities                                    1,098,308          1,124,787
                                                        -----------        -----------
Stockholders' equity:

   Common stock - $.001 par value;
   20,000,000 shares authorized, 4,190,717
   and 4,188,245 shares issued and outstanding
   as of May 31, 1996 and February 29, 1996,
   respectively                                               4,191              4,188

  Capital in excess of par value                          3,626,746          3,618,910

  Accumulated deficit                                    (1,037,156)        (1,174,868)
                                                        -----------        -----------
     Total stockholders' equity                           2,593,781          2,448,230
                                                        -----------        -----------
       Total liabilities and stockholders' equity       $ 3,692,089        $ 3,573,017
                                                        ===========        ===========

STATEMENT OF OPERATIONS                                        Market Guide Inc.

                                                 May 31, 1996       May 31, 1995
For the Three Months Ended                        (Unaudited)        (Unaudited)
- --------------------------------------------------------------------------------
Revenues:

  Database vendors                                 $1,033,861         $  822,865
  Market Guide products                                80,504             50,705
  Print products                                       16,741             16,771
                                                   ----------         ----------

    Total revenues                                  1,131,106            890,341

Expenses:

  Salaries, payroll taxes
  and employee benefits                               635,145            502,621

  Database and product costs                          143,279            132,284

  General and administrative                          172,975            142,584

  Advertising and promotion                            29,333             25,759
                                                   ----------         ----------
    Total expenses                                    980,732            803,248
                                                   ----------         ----------
    Income from operations                            150,374             87,093

 Interest Income                                        6,576              6,464

 Interest Expense                                      17,918             11,586
                                                   ----------         ----------
     Income before income taxes                       139,032             81,971

  Provision for income taxes                            1,320              4,918
                                                   ----------         ----------
  Net income                                       $  137,712         $   77,053
                                                   ==========         ==========
  Earnings per share                                      .03                .02

  Weighted average number of shares
  outstanding                                       4,188,272          4,116,737

  Fully diluted earnings per share                        .03                .02

  Fully diluted weighted average
  number of shares outstanding                      4,371,701          4,379,037
                                                   ==========         ==========

STATEMENT OF CASH FLOWS                                        Market Guide Inc.

                                                              May 31, 1996     May 31, 1995
For the Three Months Ended                                     (Unaudited)      (Unaudited)
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                       $ 137,712        $  77,053
                                                                 ---------        ---------
Adjustments to reconcile net income to
net cash provided from operating activities

Depreciation and amortization                                      103,856           82,231

 Changes in Assets and Liabilities:

  (Increase)/Decrease in accounts receivable                        70,164          (65,386)
  (Increase)/Decrease in prepaid assets                             92,396         (121,002)
  (Increase)/Decrease in deposits and other assets                  (5,327)           5,255
  Increase/(Decrease) in accounts payable                          (90,091)          22,445
  Increase/(Decrease) in unearned revenues                            (572)         (80,828)
                                                                 ---------        ---------
    Total adjustments                                              170,426         (157,285)
                                                                 ---------        ---------
Net cash provided by operating activities                        $ 308,138        $ (80,232)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of fixed assets                             $ (92,791)       $ (32,215)

Development of Computer Software and
Product Enhancements                                              (134,131)         (96,949)
                                                                 ---------        ---------
Net cash provided by investing activities                        $(226,922)       $(129,164)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments for notes payable, long-term debt
and capital leases                                                 (36,660)         (16,562)

Proceeds from Capital Leases                                       100,844                0

Proceeds from Sale of Stock under Employee Stock Plans               7,839           64,129

Proceeds from issuance of common stock                                   0           12,772
                                                                 ---------        ---------
Net cash provided by financing activities                           72,023           60,339
                                                                 ---------        ---------
Net increase/(decrease) in cash                                    153,239         (149,057)

         Cash at beginning of period                               680,783          695,135
                                                                 ---------        ---------
         Cash at end of period                                   $ 834,022        $ 546,078
                                                                 =========        =========

                                Market Guide Inc.
                          Notes to Financial Statements
                                  May 31, 1996



Note 1            INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have not been audited by independents accountants, except for the balance sheet as of February 29, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.


Note 2            REVERSE STOCK SPLIT

On August 31, 1995, the shareholders approved a one-for-four reverse stock split of the Company's $.001 par value common stock. The reverse stock split was implemented as of October 16, 1995. All references in the accompanying financial statements to the per share amounts and earnings per share have been restated to reflect the reverse stock split for all periods presented.

                                Market Guide Inc.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  May 31, 1996

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

The Market Guide Database covers over 7,400 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges. All reports created by Market Guide Inc. are derived from information filed by the subject company with the Securities and Exchange Commission contained in Annual Reports to shareholders, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated weekly, and short interest statistics are updated monthly.

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

In June, 1996 the Company announced a multi-year contract with Reuters Limited which grants Reuters' worldwide use of Market Guide's financial database. To date, this agreement represents the largest single contract in Market Guide's history.

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

The Company has been working on an Internet site that will be operational in the second quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users.


RESULTS OF OPERATIONS

FOR THE FISCAL QUARTER ENDED MAY 31, 1996 COMPARED TO MAY 31, 1995

Total revenues for the first quarter ended May 31, 1996 increased 27% to $1,131,106. Database vendor revenues increased 26% to $1,033,861 which accounted for the majority of the increase. The Company continues to benefit from an increase in the number of vendors providing the Market Guide database as well as increased sales penetration among several existing vendors. Market Guide product sales increased 59% to $80,504 reflecting new Market Guide for Windows sales and initial Internet sales of individual Market Guide research reports (Management expects to announce the official opening of the site in the second fiscal quarter -- http://www.marketguide.com). Print product revenues remained flat at $16,741 and will likely continue to decline as a percentage of overall revenues due to management's concentration on distributing its products electronically.

Total operating expenses for the first quarter ended May 31, 1996 increased 22% to $980,732. The majority of the growth in operating expenses resulted from costs related to salaries and employee benefits increasing 26% to $635,145. The increase in salaries reflects both the hiring of additional sales personnel and the seasonal increase in research payroll expenses attributable to calendar year-end and first fiscal quarter reporting to the Securities & Exchange
Commission: Approximately 60% of companies included in the Market Guide database, report on a calendar year basis causing a disproportionate amount of updates to be required in this period. Other increases in operating expenses were attributable to costs associated with management's commitment to provide the resources necessary to sustain continued growth, including attendance at more industry trade shows, increased subscriptions to industry publications, and costs associated with fulfilling a substantial increase in the number of individual and corporate inquiries about Market Guide's products and services.

Income from operations for the first quarter ended May 31, 1996 increased 73% to $150,374. Growth in income reflects the greater dollar increase in revenue compared to expenses, as discussed above, and management's commitment to promote growth while controlling expenses.

Interest expense increased 55% to $17,918. This increase is attributable to additional financing through capitalized leases used to purchase office equipment and computer hardware.

Income taxes decreased 73% to $1,320. This decline in income tax expense reflects changes in rules governing alternative minimum tax assessments in the state of New York.

Net income increased 79% to $137,712. The increase reflects greater growth in revenues partially offset by higher operating expenses, and the lower effective income tax rate.

In the fiscal 1996 10-K report, for the year ended February 29, 1996, the Company reported in "NOTE H SUBSEQUENT EVENTS" the renegotiation of contractual business relationships with two larger customers. These renegotiated contracts with two larger vendors will result in a reduction in monthly revenue over the balance of fiscal 1997. It is anticipated new business volume during fiscal 1997 will more than offset the revenue reduction resulting from these two contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition reflects another fiscal quarter of steady improvement. The improvement is due, in part, to controlling expenses, investing in product development, and generating higher revenues in all three markets -- The Individual, the Broker & Trader, and the Institutional Investor marketplaces.

As of May 31, 1996 the Company's working capital (current assets less current liabilities) increased 6% to $1,035,274. The Company's cash and cash equivalents increased 23% to $834,022.

For the first quarter ended May 31, 1996, net cash provided by operating activities totaled $308,138 compared to a net use of $157,285 in the first quarter ended May 31, 1995. The gain reflects higher net income and depreciation and amortization, as well as reductions in accounts receivable and prepaid asset balances.

For the first quarter ended May 31, 1996, net cash used in investing activities increased 76% to $226,922. The increase reflects the Company's continued investment in product enhancements and the development of three new products: Market Guide for Windows, StockQuest, and an Internet site that will result in added value to our users and strengthen our competitive position.

For the first quarter ended May 31, 1996, net cash provided by financing activities increased 19% to $72,023. The increase reflects the addition of one new capital lease in the first quarter of fiscal 1997.

The Company did not engage in any borrowing other than capitalized leases and did not maintain any credit lines during the year.

Management expects to be able to meet all anticipated, ongoing operating cash requirements from operating cash flows because:

- -        Revenues from existing vendors continue to grow;
- -        New vendors such as the American Association of Individual Investors
         (AAII) have recently introduced the Market Guide service with great acceptance;
- -        Market Guide recently signed a long term agreement with Reuters;
- -        Market Guide's proprietary products and services including Market Guide for Windows, StockQuest and its Internet site are all expected to generate significant revenues beginning in the second half of fiscal 1997.

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


                                         MARKET GUIDE INC.
                                         (Registrant)


July 15, 1996                            /s/ JOHN D. CASE
- ---------------------------              ----------------------------------
Date                                     JOHN D. CASE