Form 10-Q
period 1996-08-31
MARKET GUIDE INC
filed 1996-10-15
CIK 720462

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                         FORM 10-Q
(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended August 31, 1996

                               OR
(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
              SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File Number:  2-91525-NY

                          MARKET GUIDE INC.
         (Exact name of Registrant as specified in its charter)

New York                                     11-2646081
(State or other jurisdiction of (I.R.S. Employer Identification
incorporation or organization)          No.)


     2001 Marcus Avenue
     Suite South 200
     Lake Success, New York                    11042-1011
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number,including area code:
(516) 327-2400


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

                   Yes    X        No _______


4,195,153  Common  shares,  $.001  par  value  were  issued   and

outstanding   on   October 11, 1996.

                            Table of Contents









Financial Statements

Balance      Sheets  as  of  August 31,  1996
     (Unaudited)  and February 29, 1996                3

     Statement of Operations for the Three and Six Months Ended August 31, 1996 (Unaudited) and August 31, 1995 (Unaudited)5

     Statement of Cash Flows for the Six Months Ended
     August 31, 1996 (Unaudited) and August 31, 1995 (Unaudited)6

     Notes to Financial Statements                              7
Management's Discussion and Analysis of Financial
Condition and Results of Operations August 31, 1996             8

Other Information                                            17

Signature                                                     18





Balance Sheets      Market Guide Inc.
                                            August 31,     February 29,
Fiscal Quarter Ended                               1996             1996
                                            (Unaudited)

ASSETS
Current assets:
  Cash                                   $    1,081,977  $       680,783
  Accounts Receivable (Net of
  allowance for doubtful accounts)              447,170 76
                                                        1,
                                                        18
                                                         0
  Prepaid expenses and other current            313,079
305,414
assets
     Total current assets                     1,842,226
1,747,377
Property, plant and equipment:
  Furniture and equipment                       629,494
593,981
  Equipment held under capital leases           687,693
543,655
                                              1,317,187
  1,137,636 Less:  Accumulated depreciation and
amortization
  (including amortization of
$207,819 and $154,233                           591,900
501,538
  as of August 31, 1996 and February
29, 1996,
  respectively, on capital leases)
     Net property, plant and                    725,287
636,098
equipment
Other assets:
   Computer Software and Product
   Enhancements (Net of Accumulated
   Amortization)                              1,194,989
1,066,006
   Deposits and other assets                    121,791
123,536
     Total other assets                       1,316,780
1,189,542
       Total assets                      $    3,884,293  $
3,573,017

Balance Sheets - continued
Market Guide Inc.
                                              August 31,    February
29, Fiscal Quarter Ended                            1996
1996
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Current maturities of long-term
debt
   and capital leases including
related                                 $        246,127    $
208,359
   party debt of $95,333 as of
August 31, 1996
   and $95,333 as of February 29,
1996.
   Unearned revenues                             334,464
163,371
   Accounts payable and other
accrued
   expenses (including accrued
interest                                         238,400
401,546
   of $61,987 as of August 31, 1996
   and $61,987 as of February 29,
1996)
     Total current liabilities                   818,991
773,276
Non-current liabilities:
   Long-term debt and capital lease
   obligations, less current                     420,659
351,511
maturities
     Total non-current liabilities               420,659
351,511
Commitments                                            0
0
     Total liabilities                         1,239,650
1,124,787
Stockholders' equity:
   Common stock - $.001 par value;
   20,000,000 shares authorized,
4,195,153
   and 4,188,245 shares issued and
outstanding                                        4,195
4,188
   as of August 31, 1996 and
February 29, 1996,
   respectively.
  Capital in excess of par value               3,640,163
  3,618,910 Accumulated deficit
  (999,715)       (1,174,86

     8) Total stockholders' equity                2,644,643
     2,448,230
       Total liabilities and            $      3,884,293    $
       3,573,017
stockholders' equity

Statement of Operations
    For the Six Months  For the Three Months Ended
Ended  August       August      August      August
     31, 1996     31, 1995    31, 1996    31, 1995
    (Unaudited)   (Unaudited) (Unaudited)   (Unaudited)
Revenues:
Database vendors      $  2,036,49  $  1,700,90  $ 1,002,63  $   878,042
       3            7           2
  Market Guide              182,134      127,192  101,630      76,487
products
  Print products      29,627         32,822      12,886       16,051
    Total revenues 2,248,25     1,860,92    1,117,14  970,580 418
Expenses
  Salaries, payroll taxes and  1,262,12 1,043,43  626,979   540,817
  employee benefits
  Database and product    340,893    267,709  1 135,426
costs                                             9
  General and               391,680      303,454  2     160,871
administrative
  Advertising and   58,116               42,832      28,783  17,072
promotion
Total expenses           2,052,81     1,657,43    1,072,08      854,186
                                  3            3           0
Income from operations      195,441      203,488  4     116,394
                                                  5
                                                  ,
                                                  0
                                                  6
                                                  8
Interest income              14,884       12,096       8,308
5,632
Interest expenses            33,202       24,416      15,284
12,830
   Income before            177,123      191,168      38,092
109,196
income taxes
   Provision for              1,970       12,562         650
7,644
Income taxes
  Net income            $   175,153  $   178,606  $   37,442  $
101,552

   Earnings per share   $       .04  $       .04  $      .01  $
 .02
   Weighted average
number of                  4,190,16     4,145,60    4,192,08
   4,174,47 shares outstanding    7            3           8
   0
   Fully diluted        $       .04  $       .04  $      .01  $
 .02
earnings per share
   Fully diluted
weighted average           4,373,59     4,393,18    4,375,51
   4,409,17 number of shares      6            7           7
   0
outstanding


Statement of Cash Flows                              Market Guide Inc.
 .
                                          August 31,          August
31, For the Six Months Ended                    1996
1995
                                         (Unaudited)
(Unaudited) Cash Flows From Operating
Activities:
Net Income                            $      175,153     $
178,606
Adjustments to reconcile net income
to
net cash provided from operating
activities
Depreciation and amortization        23                173
                                     1,                ,21
                                     69                  8
                                      0
 Changes in Assets and Liabilities:
  (Increase)/Decrease in accounts    31
(85
receivable                           4,
,16
                                     01
9)
                                      0
  (Increase)/Decrease in prepaid     (7
  (19
assets                               ,6
,67
                                     65
9)
                                      )
  (Increase)/Decrease in deposits    1,
  (15
and other assets                     74
,67
                                      5
1)
  Increase/(Decrease) in accounts    (1
104
payable                              63
,08
                                     ,1
9
                                     46
                                      )
  Increase/(Decrease) in unearned    17
  (42
revenues                             1,
,09
                                     09
5)
                                      3
    Total adjustments                        547,727
114,693
Net cash from operating activities    $      722,880     $
293,299
Cash Flows From Investing
Activities:
                                      $    (179,551)     $
(219,418)
Payment for purchase of fixed
assets
Development of Computer Software
and                                        (270,309)
(206,708)
Product Enhancements
Net cash from investing activities    $    (449,860)     $
(426,126)
Cash Flows From Financing
Activities:
Payments for notes payable, long-
term debt                            (8
(38
and capital leases                   1,
,82
                                     92
9)
                                     5)
Proceeds from capital leases                 188,839
179,532
Proceeds from issuance of employee            21,260
64,129
stock plan
Proceeds from private placement of                 0
12,772
common stock
Net cash from financing activities           128,174
217,604
Net increase/(decrease) in cash              401,194
84,777
     Cash at beginning of period             680,783
695,135
     Cash at end of period            $    1,081,977     $
779,912
                        Market Guide Inc.
                 Notes to Financial Statements
                        August 31, 1996



Note 1         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have not been audited by independents accountants, except
for  the balance  sheet  as  of  February 29, 1996.    In  the
opinion  of
management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

Note 2         REVERSE STOCK SPLIT
On August 31, 1995, the stockholders approved a one-for-four reverse stock split of the Company's $.001 par value common stock. The reverse stock split was implemented as of October 16, 1995. All references in the accompanying financial statements to per share amounts and number of shares have been restated to reflect the reverse stock split for all periods presented.



                       Market Guide Inc.
Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                        August 31, 1996

General

This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements.

Business

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

The Market Guide Database covers over 7,500 companies trading
on the   New  York,  American,  Nasdaq  and  Over-the-Counter
Stock Exchanges. All reports created by Market Guide Inc. are derived from information filed by the subject company with the Securities and Exchange Commission contained in Annual and Quarterly Reports to stockholders, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as relevant information becomes
available.   Pricing  and  trading   volume information
incorporated into the database are updated daily, and short interest statistics are updated monthly.

Market   Guide   adds  value,  distinguishes  itself   from
the competition, and serves its clients through its:

       Flexible  database  design  which  gives  users
important
     insights not available in competitive databases, thereby enabling them to make better informed investment decisions;
        Inclusion  of  auxiliary  information  such  as
earnings
     estimates, price performance, relative price performance, summary insider and institutional ownership
     statistics,  and short   interest       statistics  giving
     users   a   complete
     perspective on each company;
       Calculation of approximately 500 popular financial
ratios,
     growth   rates,  and  averages  computed  for   the
     user's convenience; and
      Carefully planned, market tested display formats,
including
     company to industry comparisons, that allow users to
     quickly and   efficiently   make  carefully  considered
     investment decisions.

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law
firms and individual  investors. The   Company  sells  its
information  through  four   channels: information vendors, the
Internet, Market Guide for Windows (its proprietary analytic software) and a print publication.

Vendors

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

Information service vendors currently distributing the Market Guide Database include: Accutrade; American
Association   of Individual  Investors; Argus Research;
Aufhauser; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; CDA Technology; Charles Schwab and Company; Dow Jones Telerate; First Call Corporation; Global Market Information; Holt Value Associates; ILX Systems Inc.; Instinet Analytics; Interactive Data Corporation; InvesText; Omega Research, Inc.; OneSource Information Systems, Inc.; P.C. Quote, Inc.;
Prodigy  Services Company;   Quotron  Systems,  Inc.;  Real
Time   Quotes, Inc.;
Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Trans-Terra Company and Vickers Stock Research Corporation.

Contractual Developments

In July 1992, Market Guide entered into a database distribution agreement with OneSource Information Services
Inc.   OneSource distributes  a  "Reference"  Product  Line
and an "Investment" Product Line using Market Guide data. OneSource Information Services, Inc. has multiple CD-ROM and
Internet  based  product lines   that  have  different
software  capabilities  and  serve different  marketplaces.
The Market Guide Database is  the  only database  that  we  are
aware  of that  is  available  on  three OneSource      product
lines,   CD/Corporate,                            CD/Notes
and
CD/Investment.

During  the  1993 and 1994 fiscal years AIQ Systems,  Inc.,
Dial Data,  Dow  Jones  Telerate,  First  Call  Corporation,
Instinet Analytics, and Interactive Data Corporation began distributing Market Guide information.

On  December  28,  1993, it was announced that  Prodigy
Services Company had reached an agreement with the Company to incorporate selected items from the Market Guide Database for use in Prodigy's Strategic Investor product. In
January, 1995  Prodigy introduced  completely  revised  and
greatly  enhanced   Company Reports  and a new "Stock Hunter"
search capability that features eight   predesigned   screens
utilizing  recognized   investment
theories such as CANSLIM, One up on Wall Street, Graham and
Dodd, Wallflowers  and  others.   There is  also  a  "Personal
Search" feature which enables users to conduct a self-designed screen search of Market Guide data using six pre-selected criteria. All these Prodigy products are created from Market Guide information and earnings estimates from Zack's
Investment  Services.   The Zacks information is first sent to
Market Guide, integrated  with our  own  information and sent to
Prodigy as an  integrated  data feed.   Company Reports, Stock
Hunter and Personal Search may be accessed by any Prodigy subscriber for a modest per access fee, or are available to Strategic Investor users as part of their monthly subscription.
In  August,  1995  the Company announced an  agreement  with the American Association of Individual Investors (AAII) whereby AAII will incorporate Market Guide's information into their
existing screening  software  known  as  Stock  Investor.   AAII
is   an educational not for profit corporation with
approximately 110,000 members, a small percentage of whom subscribe to Stock Investor. Market Guide's information first appeared with Stock Investor's regular quarterly update in November, 1995.
In  June,  1996 the Company announced a multi-year contract
with Reuters Limited which grants Reuters' worldwide use of Market Guide's financial database. To date, this agreement represents the largest single contract in Market Guide's history Market Guide for Windows
In  the  fiscal year ended February 1996, the Company
introduced Market Guide for Windows (MGW), an analytic software package. The powerful, sophisticated and easy to use software allows users to search the database, develop user defined reports and download information to popular spreadsheet packages. The software and content are continuously enhanced to reflect customer feedback, additional data items, and software revisions.
In the second half of fiscal 1997, scheduled enhancements to MGW include: Eleven years and nine quarters of `as-reported' annual income statements, balance sheets, and cash flow statements; Bond ratings provided by Fitch Investors Services; Additional data items for screening purposes; and increased
Industry and  Index statistics.   These  new items will be
available for screening, reporting, and downloading purposes. Sales of MGW continue to grow in both the portfolio management segment and the institutional marketplace. Chase Bank, one of the first users of MGW, continues to use our product in its global banking division.
Internet
In  the  second  quarter of fiscal 1997, the  Company
officially opened  its  Internet site to the public.  The Market
Guide  site contains:
     Several different proprietary research reports created by Market Guide. Some of our reports are available for free others can be purchased on a per report or subscription basis;
     StockQuest, an analytic software package containing over 75 popular ratios and statistics for screening and reporting purposes;
    Stock tables highlighting the Daily Winners and Losers based on percent change in price. The tables are divided by stocks trading between $2.00 and $10.00 and stock trading over
  $10.00;
     Market Guide University, an area designed to show users how to get the most benefit from using the Market Guide research reports in the investment decision making process.
Our  Internet site has also reduced our data distribution
costs. Each month, more of our vendors are able to receive our data updates over the Internet, which in turn, is reducing our messenger and delivery fees we typically incurred in the past.
The Credit Risk Monitor
In  September 1996, Market Guide hired a new group to develop
and market   a  new  Internet  based  financial  information
service directed at the corporate credit professional. The service will be designed to provide the corporate credit professional with a significant portion of the information
necessary to analyze their credit  risks.   We are excited
about this new venture and will issue more information as the business develops.
Publications
A  quarterly print product called The Market Guide - Select
Over
the Counter Stock Edition is a single volume of 800 one-page reports on fast growing, profitable over-the-counter companies. The book also has a detailed company index listing 15 key statistics on each company in a tabular format. This index is very useful to investors searching for attractive investment opportunities.

Market Guide attempts to provide continuity of coverage so that subscribers to the book can keep following companies in which they have an interest. However, from time-to-time the
companies covered  do  change.   The most common reasons  for
deletion  of coverage are:

       The company has been acquired in a merger or a leveraged
     buyout;
       The company has not filed a financial statement with the Securities and Exchange Commission for two or more reporting periods;
      The company has exhibited significant deterioration in its financial condition;
       The company has been deleted from the National Association of Security Dealers Automatic Quotation System (Nasdaq) and has fewer than three Market Makers;
       The  company now trades on the New York  or  American
     Stock Exchange, and no longer qualifies for the OTC edition.

Companies  dropped from the book are replaced by companies
which are   selected  by  using  proprietary  Market  Guide
selection
criteria.   The companies in the book, as a group, have
regularly
outperformed the Nasdaq composite.

Database Enhancements

The Company continuously expands, enhances and improves the Market Guide Database based on customer suggestions and
employee feedback.                                  In 1988,
the Company added the New York and  American
Stock Exchange companies to its then current universe of Nasdaq and "pink sheet" companies.

In 1990, Market Guide decided to expand the database to include complete detailed quarterly financial statements.
The Company engaged in a series of dialogues with current or potential vendors and customers to determine the market potential, to identify the Company's perceived strengths and weaknesses, and to research market needs and the appropriateness of the Company's methodologies and objectives. The results of this analysis were the commitment of resources to more than double the amount of information collected and maintained on each subject company. In fiscal years 1990, 1991 and 1992 the Company added the Annual Statement of Cash Flows and complete Quarterly Income Statements, Balance Sheets and Statements of Cash Flows on all the companies in the database. This has allowed Market Guide to serve new markets and to bid on services for which Market Guide did not previously qualify. In 1993 the Company entered a redistribution agreement with Zack's Investment Research. Under the terms of this agreement, Market Guide may, after consulting with Zacks on a case-by-case basis, redistribute Zacks' Earnings Estimate information to selected vendors.
In   late   1993  the  Company  began  to  track  short
interest
information published monthly by the exchanges.

In early 1994 the Company began subscribing to and processing the Securities and Exchange Commission's (SEC's) Electronic Data Gathering Analysis and Reporting (EDGAR) service. This has given our analysts access to source documents (10-Ks, 10-Qs, etc.) ten days to two weeks earlier than in previous years. This has resulted in record levels of timeliness measures for the Market Guide Database.

In the fall of 1994, Market Guide introduced completely new industry and sector classifications that reflect the current economy and are being incorporated into all of Market
Guide's products.

These   new   industry  and  sector  classifications  will
help investors:

       Identify which industry and sectors are outperforming the market or have fallen from favor;
      Compare companies to a well defined peer group;
      Permit investors to construct and analyze industry aggregate financial characteristics;
       Properly construct portfolios to ensure adequate diversification; and
      Make well reasoned asset allocation decisions.

In  the  fall  of  1995, the Company completed development  of
a historical   pricing   database  to  complement   the
financial information it has compiled. The pricing database contains both historical and current information for all issues trading on the New York and American stock exchanges, the Nasdaq stock market, and selected OTC Bulletin Board Companies. The Market Guide pricing database contains Open, High, Low, Close and Volume information on a daily basis beginning in 1986, with daily updates occurring each trading day.

In order to satisfy institutional investors' needs for extensive historical financial information, Market Guide increased the number of years of historical annual financial statements in the Market Guide database (the "Big Ten"
project).   With
the
culmination of the Big Ten project, Market Guide now  has
annual financial statements going back to 1983 for most
companies on its database.   As a result of the Big Ten project,
Market Guide is now able to compete for other business where at least ten years of historical data are required. The information is currently being distributed within the OneSource US Equities product.

Business Facilities
In October, 1994 the Company relocated to new headquarters in Lake Success, New York. Lake Success is on the Queens (New York City) - Nassau County (Long Island) border, and is closer to New York City than our previous location. The new facility, at approximately 13,500 square feet, is three times larger than our former location and is equipped with state of the art network and digital telephone technology to support current and future needs in the evolving "information super
highway" and  "multi-media" environments.   Its proximity to
New York City has brought the Company closer to one of its largest markets and also opened up a much larger labor pool from which to draw the talent needed to support company growth.
The Company is looking for additional space in the same building to support its continued growth.
Reverse Stock Split
In September, 1995 the Company announced shareholder approval of a one-for-four reverse stock split at its August 31, 1995
annual meeting.   The reverse split became effective October
16, 1995, and will allow the Company to meet one of the major qualification criteria for inclusion on the Nasdaq "Small Cap" market.
Corporate Incentives
At  the  August  30,  1995  shareholders'  meeting,
shareholders approved   an  Employee  Stock  Purchase  Plan,  a
Key  Employee Incentive  Plan  and an Outside Directors'
Incentive  Plan.
The
Employee Stock Purchase Plan was put into effect on September 1, 1995. The incentive plans are currently being put into effect.

Results of Operations

For the three months ended August 31, 1996 compared to August
31, 1995

Total revenues for the three months ended August 31, 1996 increased 15% to $1,117,148. Database vendor revenues increased 14% to $1,002,632 which accounted for the
majority  of  the increase.   This quarter reflects a major
reduction in revenues from InvesText, offset by the continued growth from an increase in the number of vendors providing the Market Guide database as well as increased
sales  penetration  among  several  existing vendors.    Market
Guide product sales increased 33% to $101,630 reflecting new Market Guide for Windows sales and Internet sales of
individual    Market    Guide    research    reports
--
http://www.marketguide.com. Print product revenues decreased 20% to $12,886 and are anticipated to continue to decline as a percentage of overall revenues due to management's concentration on distributing its electronic products.

Total operating expenses for the three months ended August 31, 1996 increased 26% to $1,072,080. The growth in operating expenses resulted from higher salaries & benefits, database & product, and general & administrative expenses. Salaries and employee benefits increased 16% to $626,979
reflecting the hiring of   additional  sales   personnel,
programmers, analysts, and research assistants. Database and product costs increased 46% to $197,614 reflecting a sharp increase in amortization expense and higher data acquisition costs. General & administrative expenses rose 36% to $218,704 due to costs associated with recruiting and hiring additional personnel, opening a Chicago sales office, and responding to increased customer and shareholder inquiries.

Income from operations for the three months ended August 31,
1996 decreased  61%  to  $45,068.   The decline  in  operating
income reflects the reduction in revenues received from
InvesText.      The
renegotiated  InvesText agreement became  effective  on  June
1, 1996.   Management  expects that continued  revenue  growth
will result in a resumption of net income and earnings growth in the coming quarters.

Interest expense for the three months ended August 31, 1996 increased 19% to $15,284. This increase is attributable to additional financing through capitalized leases used to purchase office equipment and computer hardware.

Net income for the three months ended August 31, 1996 decreased 63% to $37,442. The decrease principally reflects a reduction in revenues from the revised InvesText agreement, and increased operating expenses as discussed above.

For  the six months ended August 31, 1996 compared to August
31, 1995

Total revenues for the six months ended August 31, 1996 increased 21% to $2,248,254. Database vendor revenues increased 20% to $2,036,493 accounting for the majority of
the increase.   Despite a  reduction in revenues from
InvesText, the Company continues to benefit from an increase in the number of vendors providing the Market Guide database as well as increased sales penetration among several existing vendors. Market Guide product sales increased 43% to $182,134 reflecting new Market Guide for Windows sales and Internet sales of individual Market Guide research reports -- http://www.marketguide.com. Print product revenues decreased 10% to $29,627 and will likely continue to decline as a percentage of overall revenues due to management's concentration on distributing its electronic products.

Total operating expenses for the six months ended August 31, 1996 increased 24% to $2,052,813. The growth in operating expenses resulted from higher salaries & benefits, database &
product, and general   &  administrative  expenses.   Salaries
and             employee
benefits increased 21% to $1,262,124 reflecting the hiring of additional sales personnel, programmers, analysts, and research assistants. Database and product costs increased 27% to $340,893 reflecting a sharp increase in amortization expense and higher data acquisition costs. General & administrative expenses rose 29% to $391,680 due to costs associated with recruiting and hiring additional personnel, opening a Chicago sales office, and responding to customer and shareholder inquiries.

Income  from operations for the six months ended August 31,
1996 decreased  4%  to  $195,441.   The decline  in  operating
income reflects the reduction in revenues from the renegotiation of the InvesText agreement which became effective on June 1, 1996. Management expects that continued revenue growth will result in a resumption of net income and earnings growth in the coming quarters.

Interest expense for the six months ended August 31, 1996 increased 36% to $33,202. This increase is attributable to additional financing through capitalized leases used to purchase office equipment and computer hardware.

Net income for the six months ended August 31, 1996 decreased
2% to $175,153. The decrease reflects a reduction in revenues from the InvesText agreement, and increased operating expenses as discussed above.

Liquidity and Capital Resources

The Company's financial condition reflects another fiscal quarter of steady improvement. The improvement is due, in part, to controlling expenses, investing in product
development,  and generating   higher  revenues  in  all  three
markets   --                                             The
Individual,  the Broker & Trader, and the Institutional
Investor marketplaces.   It  also reflects the benefits  of
new business agreements and advanced payments associated with these new contracts.

As  of  August  31,  1996 the Company's working capital
(current assets less current liabilities) increased 5% to $1,023,235. The Company's cash and cash equivalents increased
59% to  $1,081,977 from February 29, 1996.

For the six months ended August 31, 1996, net cash provided by operating activities increased 146% to $722,880. The gain reflects higher depreciation and amortization expenses and an increase in unearned revenue, as well as a lower accounts receivable balance.

For  the  six  months ended August 31, 1996,  net  cash  used
in investing  activities  increased 6% to  $449,860.   The
increase reflects   the   Company's  continued   investment
in   product enhancements  and  the continued development of
three products: Market Guide for Windows, StockQuest, and the Company's Internet site that will result in added value to our users and strengthen our competitive position.

For  the  six months ended August 31, 1996, net cash provided
by financing  activities  decreased 41% to $128,174.   The
decrease reflects additional lease payments and a reduction in proceeds from the Employee Stock Purchase Plan.

The   Company  did  not  engage  in  any  borrowing  other
than capitalized leases and did not maintain any credit lines thus far in fiscal 1997.

The  Company believes its current liquidity is sufficient to
meet its   operating  obligations  during  the  next  twelve
months. However, management is planning to raise approximately $2,000,000 in a private placement by the end of the third fiscal quarter. Proceeds from the private placement will be used to fund expansion of the database and the development of new products and services.

Forward Looking Statements:

Statements  in the August 31, 1996 10-Q which are not
historical are   forward-looking   statements   that   involve
risks     and
uncertainties. In addition to factors that may be described in other Securities and Exchange Commission filings, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (a) the failure of a vendor to renew a contract; (b) the financial deterioration of an existing customer; (c) the loss of an existing contract to a competitive financial data provider; (d) downward pricing revisions due to market pressures; (e) the effectiveness of the Company's sales of Market Guide for Windows; (f) the ability of the Company to conduct business over the Internet; (g) a severe and prolonged downturn in the stock market; and (h) other normal business risks.


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




                                   MARKET GUIDE INC.
                                   (Registrant)



___________________________
__________________________________
Date                               HOMI M. BYRAMJI