Form 10-Q/A
period 1996-08-31
MARKET GUIDE INC
filed 1996-10-15
CIK 720462

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

                            Table of Contents









Financial Statements

Balance      Sheets  as  of  August 31,  1996
     (Unaudited)  and February 29, 1996                3

     Statement of Operations for the Three and Six Months Ended August 31, 1996 (Unaudited) and August 31, 1995 (Unaudited)5

     Statement of Cash Flows for the Six Months Ended
     August 31, 1996 (Unaudited) and August 31, 1995 (Unaudited)6

     Notes to Financial Statements                              7
Management's Discussion and Analysis of Financial
Condition and Results of Operations August 31, 1996             8

Other Information                                            17

Signature                                                     18





Balance Sheets      Market Guide Inc.
                                            August 31,     February 29,
                                               1996             1996
                                            (Unaudited)

ASSETS
Current assets:
  Cash                                   $    1,081,977  $       680,783
  Accounts Receivable (Net of
  allowance for doubtful accounts)              447,170         761,180
  Prepaid expenses and other current            313,079         305,414
assets
     Total current assets                     1,842,226         1,747,377
Property, plant and equipment:
  Furniture and equipment                       629,494         593,981
  Equipment held under capital leases           687,693         543,655
                                              1,317,187         1,137,636
Less:  Accumulated depreciation and
amortization (including amortization of
$207,819 and $154,233                           591,900         501,538
as of August 31, 1996 and February 29, 1996, respectively, on capital leases)

Net property, plant and                         725,287         636,098
equipment
Other assets:
   Computer Software and Product
   Enhancements (Net of Accumulated
   Amortization)                              1,194,989         1,066,006
   Deposits and other assets                    121,791         123,536
     Total other assets                       1,316,780         1,189,542
       Total assets                      $    3,884,293  $      3,573,017

Balance Sheets - continued
Market Guide Inc.
                                              August 31,    February
29, Fiscal Quarter Ended                            1996        1996
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Current maturities of long-term
debt
   and capital leases including
related                                 $        246,127    $   208,359
   party debt of $95,333 as of
August 31, 1996 and $95,333 as of February 29,
1996.
   Unearned revenues                             334,464        163,371
   Accounts payable and other
accrued expenses (including accrued
interest                                        238,400         401,546
   of $61,987 as of August 31, 1996
   and $61,987 as of February 29,
1996)
     Total current liabilities                   818,991        773,276
Non-current liabilities:
   Long-term debt and capital lease
   obligations, less current                     420,659        351,511
maturities
     Total non-current liabilities               420,659        351,511
Commitments                                            0        0
     Total liabilities                         1,239,650        1,124,787
Stockholders' equity:
   Common stock - $.001 par value;
   20,000,000 shares authorized,
4,195,153
   and 4,188,245 shares issued and
outstanding                                        4,195        4,188
   as of August 31, 1996 and
February 29, 1996,
   respectively.
  Capital in excess of par value               3,640,163        3,618,910
  Accumulated deficit                           (999,715)       (1,174,868)
  Total stockholders' equity                    2,644,643       2,448,230
       Total liabilities and            $      3,884,293    $   3,573,017
stockholders' equity

Statement of Operations
                        For the Six Months  For the Three Months Ended
                          August       August      August      August
                        31, 1996     31, 1995     31, 1996      31, 1995
                        (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
Revenues:
Database vendors      $  2,036,493  $  1,700,907  $ 1,002,632  $   878,042
Market Guide              182,134      127,192        101,630      76,487
products
  Print products          29,627         32,822      12,886       16,051
    Total revenues      2,248,254     1,860,921    1,117,148      970,580
Expenses
Salaries, payroll taxes  1,262,124     1,043,438     626,979      540,817
and employee benefits
Database and product costs 340,893       267,709      197,614      135,426
General and admin.          391,680      303,454      218,704      160,871
Advertising and promotion   58,116       42,832        28,783       17,072
Total expenses           2,052,813     1,657,433    1,072,080       854,186

Income from operations      195,441      203,488       45,068       116,394
Interest income              14,884       12,096       8,308          5,632
Interest expenses            33,202       24,416      15,284         12,830
Income before taxes         177,123      191,168      38,092        109,196
Provision for taxes           1,970       12,562         650          7,644

  Net income            $   175,153  $   178,606  $   37,442  $     101,552

Earnings per share      $       .04  $       .04  $      .01  $         .02
Weighted average number
of shares outstanding      4,190,167     4,145,603    4,192,088 4,174,47

Fully diluted        $       .04  $       .04     $      .01   $       .02
earnings per share
Fully diluted weighted
average number of shares    4,373,596    4,393,187    4,375,517  4,409,170
outstanding


Statement of Cash Flows                              Market Guide Inc.
                                August 31,          August 31,
For the Six Months Ended          1996                  1995
                               (Unaudited)
(Unaudited) Cash Flows From Operating Activities:
Net Income                            $      175,153     $      178,606
Adjustments to reconcile net income
to net cash provided from operating
activities

Depreciation and amortization        231,690                   173,218

 Changes in Assets and Liabilities:
(Increase)/Decrease in accounts    314,010                     (85,169)
receivable
(Increase)/Decrease in prepaid     (7,665)                      (19,679)
assets
(Increase)/Decrease in deposits    1,745                       (15,671)
and other assets
Increase/(Decrease) in accounts    (163,146)                    104,089
payable
Increase/(Decrease) in unearned    171,093                      (42,095)
 revenues
 Total adjustments               547,727                        114,693
Net cash from operating activities    $ 722,880             $  293,299
Cash Flows From Investing
Activities:
                                      $    (179,551)     $    (219,418)
Payment for purchase of fixed
assets
Development of Computer Software
and                                        (270,309)         (206,708)
Product Enhancements
Net cash from investing activities    $    (449,860)     $   (426,126)
Cash Flows From Financing
Activities:
Payments for notes payable, long-
term debt and capital leases               (81,925)           (38,829)
Proceeds from capital leases                 188,839            179,532
Proceeds from issuance of employee            21,260            64,129
stock plan
Proceeds from private placement of                 0            12,772
common stock
Net cash from financing activities           128,174            217,604
Net increase/(decrease) in cash              401,194            84,777
     Cash at beginning of period             680,783            695,135
     Cash at end of period            $    1,081,977     $      779,912


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