Form 10-Q
period 1996-11-30
MARKET GUIDE INC
filed 1997-01-14
CIK 720462

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended November 30, 1996

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

                   Yes    X        No _______

4,196,905 Common shares, $.001 par value were issued and outstanding on January 9, 1997.



                        Table of Contents


Financial Statements

Balance  Sheets  as  of November 30, 1996  (Unaudited)  and
February 29, 1996                                               3

Statement of Operations for the Three and Nine Months Ended
November  30,  1996  (Unaudited)  and  November  30,  1995
(Unaudited)                                                     5

Statement of Cash Flows for the Nine Months Ended
November  30,  1996  (Unaudited)  and  November  30,  1995
(Unaudited)                                                     6

     Notes to Financial Statements                              7

Management's Discussion and Analysis of Financial
Condition and Results of Operations, November 30, 1996          8

Other Information                                              17

Signature                                                      18







Balance Sheets                                         Market Guide Inc.
                                             November 30,   February 29,
Fiscal Quarter Ended                                 1996           1996
                                              (Unaudited)

ASSETS
Current assets:
  Cash                                   $      889,362  $       680,783
  Accounts receivable (net of
  allowance for doubtful accounts)              597,452          761,180
  Prepaid expenses and other current
assets (see Note: 3)                            254,325          264,411

     Total current assets                     1,741,139        1,706,374

Property, plant and equipment:
  Furniture and equipment                       669,069          593,981
  Equipment held under capital leases           898,037          543,655
  Leasehold improvements                         17,647                -
                                              1,584,753        1,137,636
  Less:  Accumulated depreciation and
amortization (including amortization of
$246,970 and $154,233                           649,434          501,538
as of November 30, 1996 and February 29, 1996, respectively, on capital leases)

Net property, plant and eqiupment               935,319          636,098
equipment
Other assets:
   Computer software and product
   enhancements (net of accumulated
   amortization)                              1,485,483        1,066,006
   Deposits and other assets (see                69,739           63,226
Note:  3)
     Total other assets                       1,555,222        1,129,232
       Total assets                      $    4,231,680  $     3,471,704



Balance Sheets - continued
Market Guide Inc.
                                            November 30,    February 29,
Fiscal Quarter Ended                                1996            1996
                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Current maturities of long-term
debt and capital leases including
related party debt of $95,333           $        235,323    $    167,355
as of November 30, 1996 and $95,333
as of February 29, 1996 (see Note: 3)

Unearned revenues                                418,397         163,371
Accounts payable and other accrued
expenses (including accrued interest             328,438         401,546
of $61,987 as of November 30, 1996
and $61,987 as of February 29, 1996)

     Total current liabilities                   982,158         732,272

Non-current liabilities:
   Long-term debt and capital lease
   obligations, less current                     492,312         291,202
maturities (see Note: 3)
     Total non-current liabilities               492,312         291,202
Commitments                                            0               0
     Total liabilities                         1,474,470       1,023,474
Stockholders' equity:
   Common stock - $.001 par value;
   20,000,000 shares authorized,
4,196,905
   and 4,188,245 shares issued and
outstanding                                        4,196           4,188
   as of November 30, 1996 and
February 29, 1996,
   respectively.
  Capital in excess of par value               3,645,366       3,618,910
  Accumulated deficit                          (892,352)       (1,174,868)

     Total stockholders' equity                2,757,210       2,448,230
       Total liabilities and            $      4,231,680    $  3,471,704
stockholders' equity



Statement of Operations
Market Guide Inc.


                        For the Nine Months Ended   For the Three Months Ended

                            November     November     November     November
                            30, 1996     30, 1995     30, 1996     30, 1995
                           (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)


Revenues:
 Database vendors      $  3,104,059  $  2,670,668  $ 1,067,546  $   969,762
 Market Guide products      355,487      204,656      173,353        77,463
  Print products             45,416       48,722      15,789       15,899
    Total revenues         3,504,962     2,924,046    1,256,688    1,063,124

Expenses:
  Salaries, payroll
taxes and                  1,956,084     1,586,121     693,961      542,683
  employee benefits
  Database and product      510,773      396,953       169,879      129,243
costs
  General and               621,529      481,248       229,850     177,794
administrative

  Advertising and            97,063       65,303      38,946       22,471
promotion
  Total expenses           3,185,449     2,529,625    1,132,636      872,191

Income from operations      319,513      394,421        124,052     190,933
Interest income              22,870       18,820       7,985        6,724
Interest expenses            56,365       37,293      23,163       12,877
   Income before            286,018      375,948     108,874      184,780
income taxes
   Provision for              3,503       23,649       1,533       11,087
Income taxes
  Net income            $   282,515  $   352,299  $  107,341  $   173,693

Earnings per share   $       .07  $       .09  $      .03  $       .04
Weighted average number
of shares outstanding    4,191,832     4,157,912    4,195,172     4,182,802

Fully diluted        $       .06  $       .08  $      .02  $       .04
earnings per share

Fully diluted weighted
average number of shares  4,375,261     4,398,476    4,378,601     4,409,171
outstanding



Statement of Cash Flows                              Market Guide Inc.
                                            November            November
For the Nine Months Ended                   30, 1996            30, 1995
                                         (Unaudited)         (Unaudited)
Cash Flows From Operating
Activities:
Net Income                            $      282,515     $       352,299

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation and amortization        368,108                264,796
Changes in assets and liabilities:
(Increase)/Decrease in accounts    163,728                (336,511)
receivable
(Increase)/Decrease in prepaid     10,086                (114,188)
assets
(Increase)/Decrease in deposits    (6,513)                (9,616)
and other assets
Increase/(Decrease) in accounts    (73,108)                60,762
payable
Increase/(Decrease) in unearned    255,026                (27,465)
revenues

    Total adjustments                        717,327           (162,222)
Net cash from operating activities
Cash Flows From Investing                    999,842             190,077
Activities:
                                           (429,470)           (225,812)
Payments for purchase of fixed
assets
Payments for leasehold improvements         (17,647)                   -
Development of Computer Software
and product enhancements                    (639,688)           (350,806)

Net cash from investing activities       (1,086,805)           (576,618)
Cash Flows From Financing Activities:
Payments for notes payable, long-term debt
and capital leases                          (111,137)           (66,656)
Proceeds from capital leases                 380,215             179,532
Proceeds from issuance of employee            26,464              64,129
stock plan
Proceeds from private placement of                 -              12,772
common stock
Proceeds from stock options                        -              20,679
exercised
Net cash from financing activities           295,542             210,456
Net increase/(decrease) in cash              208,579           (176,085)
     Cash at beginning of period             680,783             695,135
     Cash at end of period            $      889,362     $       519,050





                        Market Guide Inc.
                  Notes to Financial Statements
                        November 30, 1996

Note 1         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have not been audited by independent accountants, except for the balance sheet as of February 29, 1996. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.


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

Note 3         RECLASSIFICATIONS

Capital lease obligations and deferred interest balanaces for fiscal year ended February 29, 1996 have been reclassified to reflect comparability with account classifications adopted for period ended November 30, 1996 with no effect on previously reported net income.


                        Market Guide Inc.
  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
                       November 30, 1996

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

The Market Guide Database covers over 7,700 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges. All reports created by Market Guide Inc. are derived from information filed by the subject company with the Securities and Exchange Commission contained in Annual Reports to shareholders, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

Market   Guide   adds  value,  distinguishes  itself   from   the
competition, and serves its clients through its:

     Flexible database design which gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions,

     Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, and short interest statistics giving users a complete perspective on each company,

     Calculation of approximately 500 popular financial ratios,
     growth   rates,  and  averages  computed  for   the   user's
     convenience, and

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

The information service vendors that currently distribute the Market Guide Database include: Accutrade; American Association of Individual Investors; Argus Research; Aufhauser; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; CDA Technology; Charles Schwab and Company; Data Broadcasting Corporation; Dow Jones Telerate; First Call Corporation; Global Market Information; Holt Value Associates; IBM Informarket; ILX Systems Inc.; Instinet Analytics; Interactive Data Corporation; InvesText; Omega Research, Inc.; OneSource Information Systems, Inc.; Pacific Brokerage Services; P.C. Quote, Inc.; Prodigy Services Company; Quotron Systems, Inc.; Real Time Quotes, Inc.; Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Trans-Terra Company and Vickers Stock Research Corporation.

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

Market Guide has developed an analytic software package, Market Guide for Windows, introduced in fiscal year 1996, that allows users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows is delivered on a CD/ROM with weekly or monthly updates.

In June, 1996 the Company announced a multi-year contract with Reuters Limited which grants Reuters' worldwide use of Market
Guide's financial database. To date, this agreement represents the largest single contract in Market Guide's history

The Company has an Internet site that has been in operation since the second quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users. The address to our site is http://www.marketguide.com.

The same Market Guide for Windows software with a smaller information set is sold over the internet to individual investors under the name StockQuest. StockQuest was introduced in August, 1996.

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

     The company has been acquired in a merger or a leveraged buyout,

     The company has not filed a financial statement with the Securities and Exchange Commission for two or more reporting periods,

     The company has exhibited significant deterioration in its financial condition,

     The  company  has  been  deleted  from  the  National
     Association  of  Security Dealers  Automatic  Quotation
     System (Nasdaq) and has fewer than three Market Makers,

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

These   new   industry  and  sector  classifications  will   help
investors:

     Identify which industry and sectors are outperforming the market or have fallen from favor,

     Compare companies to a well defined peer group,

     Permit investors to construct and analyze industry aggregate financial characteristics,

     Properly construct portfolios to ensure adequate diversification, and

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

Credit Risk Monitor

Market Guide's newest division, Credit Risk Monitor (CRM), is a new online financial information and news service that follows more than 375 U.S. publicly and privately held domestic retail chains and wholesalers. This online service will be accessible through the Internet (www.creditriskmonitor.com) and is being designed to provide corporate credit managers with the analytical tools necessary to follow, on a daily basis, all the public companies they do business with.

CRM was formed specifically to leverage Market Guide's comprehensive database and state-of-the-art technology through sales to a new market. CRM will provide, the credit community, with a cost efficient, online credit and financial information service.

The CRM information service consists of, CRM Company Reports, the
CRM  Alert  Notification  Service  and  the  CRM  Real-Time  News
Service.   The CRM web site is expected to be up and  running  by
the first quarter of fiscal year 1998.

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

In January 1997, the company leased an additional 5,500 square feet in the same building. This space will be used for our new division, Credit Risk Monitor, and for our internal programmers.

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

Results of Operations

For the three months ended November 30, 1996 compared to November
30, 1995

Total revenues for the three months ended November 30, 1996 increased 18% to $1,256,688. Despite a reduction in revenues from InvesText, database vendor revenues increased 10% to $1,067,546 which accounted for the one half of the increase in total revenues. The Company continues to benefit from an increase in the number of vendors providing the Market Guide database as well as increased sales penetration among several existing vendors. Market Guide product sales increased 124% to $173,353 reflecting new Market Guide for Windows sales, Internet sales of individual Market Guide research reports (http://www.marketguide.com), and a significant increase in the number of Internet vendors distributing the Market Guide database. Print product revenues decreased less than 1% to $15,789 and will continue to decline as a percentage of overall revenues due to management's concentration on distributing its electronic products.

Total operating expenses for the three months ended November 30, 1996 increased 30% to $1,132,636. The growth in operating expenses resulted primarily from higher salaries & benefits, database  &  product,  and  general  &  administrative  expenses.
Salaries   and  employee  benefits  increased  28%  to   $693,961
reflecting the hiring of additional sales personnel, programmers, analysts, and research assistants to support faster anticipated growth. Database and product costs increased 31% to $169,879 reflecting an increase in amortization expense and costs relating to integrating third party data into the Market Guide reports. General & administrative expenses rose 29% to $229,850 due to increases in occupancy, communication and depreciation expenses.

Income from operations for the three months ended November 30, 1996 decreased 35% to $124,052. The decline in operating income reflects a reduction in revenues received from InvesText. The revised InvesText agreement became effective on June 1, 1996.

Interest expense for the three months ended November 30, 1996 increased 80% to $23,163. This increase is attributable to additional financing through capitalized leases used to purchase office equipment and computer hardware, and a one time adjustment of $8,700 to properly record all capital leases (see Note 3).

Net income for the three months ended November 30, 1996 decreased
38% to $107,341. The decrease reflects a reduction in revenues from the revised InvesText agreement.

For  the nine months ended November 30, 1996 compared to November
30, 1995

Total revenues for the nine months ended November 30, 1996 increased 20% to $3,504,962. Despite a reduction in revenues from InvesText, database vendor revenues increased 16% to $3,104,059 which accounted for the majority of the increase. The Company continues to benefit from an increase in the number of vendors providing the Market Guide database as well as increased sales penetration among several existing vendors. Market Guide product sales increased 74% to $355,487 reflecting new Market Guide for Windows sales, Internet sales of individual Market Guide research reports (http://www.marketguide.com), and a
significant   increase  in  the  number   of   Internet   vendors
distributing the Market Guide database.

Print  product revenues decreased 7% to $45,416 and will continue
to   decline  as  a  percentage  of  overall  revenues   due   to
management's   concentration  on  distributing   its   electronic
products.

Total operating expenses for the nine months ended November 30, 1996 increased 26% to $3,185,449. The growth in operating expenses resulted from higher salaries & benefits, database &
product,  and  general & administrative expenses.   Salaries  and
employee benefits increased 23% to $1,956,084 reflecting the hiring of additional sales personnel, programmers, analysts, and research assistants to support faster anticipated growth.
Database and product costs increased 29% to $510,773 reflecting an increase in amortization expense and higher data acquisition costs. General & administrative expenses rose 29% to $621,529 due to costs associated with recruiting and hiring additional personnel, opening a Chicago sales office, and responding to customer and shareholder inquiries.

Income from operations for the nine months ended November 30, 1996 decreased 19% to $319,513. The decline in operating income reflects a reduction in revenues from the renegotiation of the InvesText agreement which was effective in June of 1996.

Interest expense for the nine months ended November 30, 1996 increased 51% to $56,365. This increase is attributable to additional financing through capitalized leases used to purchase office equipment and computer hardware, and a one time adjustment of $8,700 in the third quarter to properly record all capital leases (see Note 3).

Net  income for the nine months ended November 30, 1996 decreased
20% to $282,515. The decrease reflects a reduction in revenues from the InvesText agreement.

Liquidity and Capital Resources

As  of  November 30, 1996 the Company's working capital  (current
assets less current liabilities) decreased 22% to $758,981.   The
Company's cash and cash equivalents increased 31% to $889,362.

For the nine months ended November 30, 1996, net cash provided by operating activities increased from $190,077 to $999,842. The gain reflects higher depreciation and amortization expenses and an increase in unearned revenue, as well as a lower accounts receivable balance.

For the nine months ended November 30, 1996, net cash used in investing activities increased 88% to $1,086,805. The increase reflects the Company's continued investment in product enhancements and the continued development of three products:
Market Guide for Windows, StockQuest, and an internet site that will result in added value to our users and strengthen our competitive position, as well as the development costs incurred with the new division, CreditRisk Monitor.

For the nine months ended November 30, 1996, net cash provided by
financing  activities  increased 40% to $295,542.   The  increase
reflects  proceeds  from capital leases and  the  Employee  Stock
Purchase Plan.

The   Company  did  not  engage  in  any  borrowing  other   than
capitalized leases and did not maintain any credit lines during the year.

The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.

Management is anticipating completing a private placement by the end of the fourth fiscal quarter. Proceeds from the private placement will be used to fund expansion of the database, development of new products and services, and a stepped up marketing and sales program.




                       Other Information



Item 1    Legal Proceeding

The Company has commenced litigation in the United States District Court for the Eastern District of New York against Information Clearinghouse, Inc. d/b/a F&D Reports ("ICI") and Lawrence Sarf. The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with defendants' theft and use of the Company's newly designed proprietary slogan "On-Line, On-Time, On-Target," developed for use with its Internet credit reporting system. The Company seeks injunctive relief, an accounting, monetary and punitive damages. Contemporaneously, an action was commenced in the Nassau County Supreme Court by ICI against the Company, and primarily, three newly engaged employees. ICI claims misappropriation of proprietary information and trade secrets by the newly engaged employees, unfair competition, breach of fiduciary duty and tortious interference. While ICI requests injunctive relief as well as money damages, no request for any temporary relief has been sought. Discovery has not commenced in either action.
Management does not believe the pending actions will have a material effect on the business activities of the Company.

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