Form 10-K
period 1997-02-28
MARKET GUIDE INC
filed 1997-05-30
CIK 720462

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended
February 28, 1997                  Commission File Number:  291525-NY


                         MARKET GUIDE INC.

New  York                                          11-2646081
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

2001 Marcus Avenue, Suite South 200, Lake Success, New York  11042-1011
              (Address of Principal Executive Offices)

                           (516) 327-2400
        (Registrant's Telephone Number, Including Area Code)

                                None
    (Securities Registered Pursuant to Section 12(b) of the Act)

                  Common Shares - $.001 Par Value
    (Securities Registered Pursuant to Section 12(g) of the Act)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X        No _______

As of May 16, 1997, the aggregate market value of the voting stock held by non-affiliates, 2,798,744 shares of Common Stock, $.001 par value, was $6,297,174 based on the bid price of $2.25 for one share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, as of May 16, 1997 was 4,708,186.






                REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and Stockholders of Market Guide Inc.
2001 Marcus Avenue, Suite S200
Lake Success, NY  11042-1011

We have audited the accompanying Balance Sheets of Market Guide Inc. as of February 28, 1997 and February 29, 1996 and the related Statements of Operation and Accumulated Deficit, Cash Flows and Stockholders' Equity for the years February 28, 1997, February 29, 1996 and February 28, 1995 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Guide Inc. as of February 28, 1997 and February 29, 1996 and the results of its operations and its cash flows for the years February 28, 1997, February 29, 1996 and February 28, 1995 then ended in conformity with generally accepted accounting principles.

The  supplemental  information  on pages F-18  through  F-22  is  presented  for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Zerbo & McKiernan, P.C.
Fairfield, New Jersey
May 19, 1997
                                     PART I

Item 1:   Business

Business

Market Guide Inc. was incorporated in the State of New York on March 23, 1983 as "The Unlisted Market Service Corporation." On September 3, 1986 the current corporate name was adopted. In 1996, the Company formed a new division, CreditRisk Monitor, to develop a service for the corporate credit manager.

The Company acquires, integrates, condenses and publishes accurate, timely, and objective financial and other information on publicly traded corporations, and markets this information to the financial, investment and credit communities, as well as to independent investors, in a cost effective manner.

The Market Guide Database covers over 8,300 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges, including foreign companies trading in the U.S. as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

Market Guide adds value, distinguishes itself from the competition, and serves its clients through its:

     Flexible database design which gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions,

     Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, and short interest statistics giving users a complete perspective on each company,

     Calculation of over 500 popular financial ratios, growth rates, and averages computed for the user's convenience, and

      Carefully  planned,  market tested display formats, including  company  to
industry   comparisons,  that  allow  users  to  quickly  and  efficiently  make
carefully considered     investment and credit decisions.

     Developing efficient, timely, cost-effective and easy to use delivery systems such as Market Guide for Windows, our Internet site (www.marketguide.com) and the CreditRisk Monitor site (www.creditriskmonitor.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, the Internet, Market Guide for Windows (its proprietary analytic software) and a print publication. The CreditRisk Monitor division serves the need of the corporate credit managers through an Internet based service.

Vendors

Market Guide works in partnership with financial information service vendors. The financial information service vendors combine data from various real-time and historical information sources with their own analytic software and data delivery capability. Their sales forces sell the product and they also provide customer training and support services. Market Guide focuses on developing the highest quality information content and leveraging off the information vendor's sales force, software, information dissemination infrastructure and customer base. The amount of data presented, its display format, and the software's analytic capabilities vary depending upon the way each information provider defines its customers' needs, software capabilities, distribution technologies and preferred pricing strategies.

The information service vendors that currently distribute the Market Guide Database include: Accutrade; American Association of Individual Investors; Argus Research; Aufhauser; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; CDA Technology; Ceres Securities; Charles Schwab and Company; Data Broadcasting Corporation; Dow Jones Telerate; First Call Corporation; Global Market Information; Holt Value Associates; IBM Infomarket; ILX Systems Inc.; Instinet Analytics; Interactive Data Corporation; OneSource Information Services, Inc.; Pacific Brokerage Services; P.C. Quote, Inc.; Prodigy Services Company; Quotron Systems, Inc.; Real Time Quotes, Inc.; Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Vickers Stock Research Corporation; and Windows on Wall Street.

Business Developments

In July 1992, Market Guide entered into a database distribution agreement with OneSource Information Services, Inc. OneSource distributes a "Reference"
Product  Line  and  an  "Investment"  Product  Line  using  Market  Guide  data.
OneSource Information Services, Inc. has multiple CD-ROM and Internet based product lines that have different software capabilities and serve different marketplaces. The Market Guide Database is the only database that we are aware of that is available on four OneSource product lines -- CD/Corporate, CD/Notes, CD/Investment and OneSource.com.

During the 1993 and 1994 fiscal years AIQ Systems, Inc., Dial Data, Dow Jones Telerate, First Call Corporation, Instinet Analytics, and Interactive Data Corporation began distributing Market Guide information.

On December 28, 1993, it was announced that Prodigy Services Company had reached an agreement with the Company to incorporate selected items from the Market Guide Database for use in Prodigy's Strategic Investor product. In January
1995, Prodigy introduced a completely revised and greatly enhanced Company Reports and a new "Stock Hunter" search capability that features eight predesigned screens utilizing recognized investment theories such as CANSLIM, One up on Wall Street, Graham and Dodd, Wallflowers and others. There is also a "Personal Search" feature which enables users to conduct a self-designed screen search of Market Guide data using six pre-selected criteria. All these Prodigy products are created from Market Guide information and earnings estimates from Zack's Investment Research. The Zacks information is first sent to Market Guide, integrated with our own information and sent to Prodigy as an integrated data feed. Company Reports, Stock Hunter and Personal Search may be accessed by any Prodigy subscriber for a modest per access fee, or are available to Strategic Investor users as part of their monthly subscription. In May 1997, this agreement was expanded to cover the new Prodigy Internet service.

In August 1995, the Company announced an agreement with the American Association of Individual Investors (AAII) whereby AAII will incorporate Market Guide's information in their existing screening software known as Stock Investor. AAII is an educational not for profit corporation with over 100,000 members, a small percentage of whom subscribe to Stock Investor. Market Guide's information first appeared with Stock Investor's regular quarterly update in November 1995.

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

In June 1996, the Company announced a multi-year contract with Reuters Limited which grants Reuters' worldwide use of Market Guide's financial database. To date, this agreement represents the largest single contract in Market Guide's history

The Company has an Internet site that has been in operation since the second quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users. The address to our site is http://www.marketguide.com. The Company also uses its Internet infrastructure to host co-branded sites and partnership with various vendors.

The same Market Guide for Windows software with a smaller information set is sold over the Internet to individual investors under the name StockQuest. StockQuest was introduced in August 1996.

In August 1996, the Company formed a new division, CreditRisk Monitor (CRM). CRM is an Internet-based financial information and real-time news service targeted towards the credit industry. After seven months of development work, the CreditRisk Monitor service was successfully introduced in April 1997.

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


These industry and sector classifications will help investors:

     Identify which industry and sectors are outperforming the market or have fallen from favor,

     Compare companies to a well defined peer group,

      Permit investors to construct and analyze industry aggregate financial characteristics,

     Properly construct portfolios to ensure adequate diversification, and

     Make well reasoned asset allocation decisions.

In the fall of 1995, the Company completed development of a historical pricing database to complement the financial information it has compiled. The pricing database contains both historical and current information for all issues trading on the New York and American Stock Exchanges, the Nasdaq Stock Market, and selected OTC Bulletin Board Companies. The Market Guide pricing database contains Open, High, Low, Close and Volume information on a daily basis beginning in 1983, with daily updates occurring each trading day.

In order to satisfy institutional investors' needs for extensive historical financial information, Market Guide increased the number of years of historical annual financial statements in the Market Guide database. With the culmination of the Big Ten project, Market Guide now has annual financial statement going back to 1983 for most companies on its database. As a result of the Big Ten project, Market Guide is now able to compete for other business where at least ten years of historical data is required. The information is currently being distributed within the OneSource US Equities product, the Market Guide for Windows product, and through selected vendors.

In fiscal year 1997, the Company began collecting information on Dividend Reinvestment Plans (DRIPs). The DRIP information Market Guide collects includes restrictions, fees, discounts and contacts on over 900 plans. The Company will continue to expand its DRIP database as more companies realize the benefits of sponsoring such plans.

In fiscal year 1997, the Company incorporated Senior Debt Ratings into its database. The ratings offered on the Market Guide Database are provided by Fitch Investors Service, L.P., Moody's Investors Service and Standard & Poor's Rating Group, and include current ratings, prior ratings and the accompanying dates. Using these ratings, Market Guide has calculated an average company and industry rating.

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains both advertising supported and added cost content. Advertising supported content is free to the user and Market Guide expects to cover its costs and generate profits from the sale of advertising. As of May 1997, the advertising supported content included:

Price quotes (in partnership with PC Quote),

News (in partnership with News Alert),

Market Guide's Company Snapshot Reports,

Market  Guide's  What's  Hot/What's  Not  service  that  identifies  the   price
performing leaders and laggards by sector, industry and company over various time periods, and

Price charts.

For users who wish to have more comprehensive information, added cost content is available for nominal per report or subscription based fees. The added cost content includes:

The Market Guide Quick Facts Report,

The Market Guide Company Profile Report,

The Market Guide Ratio Comparison Report,

The Market Guide Detailed Financials,

The Market Guide ProVestor Report,

The Earnings Estimate Report (in partnership with First Call), and

The Market Guide StockQuest Screening and Reporting application.

The Market Guide web site is very comprehensive with easy navigational capabilities. It has been designed to handle all the needs of most investors. However, we continue to enhance the site with additional content, capabilities and educational aids. Future enhancements will include online trading capabilities and the sale of investment materials.

In addition to our own site, Market Guide's information is available on over 20 other web sites. Most of these web partners also offer their users added cost services from Market Guide. These added cost services are delivered mostly through co-branded sites hosted by Market Guide.

CreditRisk Monitor

Market Guide's newest division, CreditRisk Monitor (CRM), is a new online information and news service that follows more than 375 U.S. publicly held domestic retail chains and wholesalers. This online service is accessible through the Internet (www.creditriskmonitor.com) and has been designed to provide corporate credit managers with the analytical tools necessary to follow, on a daily basis, all the public companies they do business with.

CRM was formed specifically to leverage Market Guide's comprehensive database and state-of-the-art technology through sales to a new market. CRM provides the credit community with a cost efficient, online credit and financial information service.

The CRM information service consists of: CRM Company Reports, the CRM Alert Notification Service and the CRM Real-Time News Service. The CRM web site was up and running as of April 1997.

Business Facilities

In October 1994, the Company relocated to new headquarters in Lake Success, New York. Lake Success is on the Queens (New York City) - Nassau County (Long Island) border. The Company currently maintains two office suites in this complex, Suite South 200 which totals 13,500 square feet, and Suite West 290 which totals 5,500 square feet.

In  June  1996,  the Company leased a sales office in Chicago,  Illinois.   This
space totals 572 square feet and is staffed by a full time sales representative.

Reverse Stock Split

The Company instituted a one-for-four reverse stock split on October 16, 1995.

Corporate Incentives

At the August 30, 1995 shareholders' meeting, shareholders approved an Employee Stock Purchase Plan, a Key Employee Incentive Plan and an Outside Directors' Incentive Plan. The Employee Stock Purchase Plan was put into effect on September 1, 1995. The incentive plans are currently being put into effect.

Competition

The investment and financial information industry is highly competitive with many different firms serving the industry's needs. There are numerous print and electronic publishers of information for the investment community, most of whom have been in business longer, are better known and whose financial resources exceed those of this Company. Among the better known competitors are: Standard & Poor's, Moody's, Value Line and Disclosure.

The Company believes that it is distinguished from some of the competition as it publishes one of the largest databases of investment quality information. Market Guide also competes by providing a database structure that preserves distinctions that help users make better informed decisions and through the effective use of technology that enables the Company to be a price leader.

One of the most significant distinctions is that Market Guide stores and displays company financials in the same "company specific line item description" format used by the subject company in its SEC filings. "Company specific line item description" means that the line item terminology assigned to Income Statement, Balance Sheet or Statement of Cash Flow values is the same as that used by the company in its official report. For example, "Aircraft Fuel" and "Landing Fees" may be shown for an airline company; "Newsprint" and "Postage" for a newspaper publisher. This allows users to project the impact of external events such as changes in the price of oil, paper or postage on the profitability of a company. Competitive databases might consolidate these items under general headings such as "Costs of Goods Sold."

The principal methods of competition between the companies engaged in the historical financial information business are: timeliness of database updating; accuracy of data; size of the universe presented; depth of coverage of each company in the universe; number of years of coverage; methods of delivery to the end user; the inclusion of analysis or opinion; customer/vendor support and price.

Personnel

The Company currently has a staff of 87 full-time employees, up from 58 at the end of fiscal 1996. The increased hiring contributed to the growth in the sales and marketing, MIS, and research departments, as well as the start up of CreditRisk Monitor.

Item 2: Properties

In October 1994, the Company moved its entire data collection operation and management offices to 2001 Marcus Avenue, Suite South 200, Lake Success, New York 11042-1011. The new space is approximately 13,500 square feet.

In November 1996, the Company leased an additional 5,500 square feet in the same
office  complex.   This  space is being used primarily for  Market  Guide's  new division, CreditRisk Monitor, and the programming department.

In management's opinion the layout, design, construction and furnishing of the facility will support the growth of the Company. The telephone, data network, lighting and electrical support systems designed into the facility create a pleasant, professional and comfortable environment in which our employees can efficiently perform their tasks effectively.

The productive capacity of the facility allows for the expansion of the Company's data collection capacities in a more rapid and efficient manner, as well as to increase the number of companies in the database and the amount of information collected on each subject company.

The facility has allowed the Company to acquire the services of several additional sales and marketing personnel with space designated and furnishings in place for additional persons in the fields of marketing, sales and customer support.

The facility contains specifically constructed spaces for the Company's extensive computer and programming activities. Space exists for the expansion and support of current and anticipated on-line services, vendor delivery, and Internet services.

The facilities created to support the Company's analyst staff has allowed for a doubling in staff dedicated to the updating and maintenance of the Market Guide Database. Network redundancy and doubled capacity for computer terminal placements have been designed and built in to this vital activity area.

In  June  1996,  the Company leased 572 square feet in Chicago,  Illinois.   The
space is being used as a sales office from which one dedicated sales professional is managing selected existing vendors and generating new business.

Item 3: Legal Proceedings

In December 1996, the Company commenced litigation in the United States District Court for the Eastern District of New York against Information Clearinghouse, Inc. d/b/a F&D Reports (ICI) and Lawrence Sarf. The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with the defendant's theft and use of the Company's proprietary slogan, "On-Line, On-Time, On-Target," developed for use with its Internet based credit reporting service, CreditRisk Monitor. The Company seeks injunctive relief, an accounting, monetary and punitive damages. Contemporaneously, an action was commenced in the Nassau County Supreme Court by ICI against the Company, its officers, and primarily, three newly engaged employees of Market Guide. ICI claims misappropriation of proprietary information and trade secrets by the newly engaged employees, unfair competition, breach of fiduciary duty and tortious interference. While ICI requests injunctive relief as well as monetary damages, no request for temporary relief has been sought. Discovery has not commenced in either action.

Management does not believe that the pending actions will have a material effect on the business activities of the Company. Management intends to vigorously prosecute its complaint against ICI and is determined to defend itself, its officers and employees against all claims made by ICI.

Item 4: Submission of Matters for a Vote of Security Holders

None.

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock was previously traded on the OTC Bulletin Board under the symbol MARG for the 1996 and 1997 fiscal years. Effective March 5, 1997, the Company's stock commenced trading on the Nasdaq SmallCap Market under the symbol MARG. The table below sets forth, for the fiscal periods shown, the high and low closing prices for the Common Stock as reported by a brokerage firm active in the shares of the Company's Common Stock (as adjusted for the one-for-four reverse stock split in October 1995). On May 16, 1997, the last reported sale price of the Common Stock as reported on the OTC Bulletin Board was $2.50 per share.


     Fiscal 1996              High      Low

     First Quarter            4 1/4     2 19/32
     Second Quarter           4         2 19/32
     Third Quarter            5 3/4     3
     Fourth Quarter           5 7/8     4


     Fiscal 1997              High      Low

     First Quarter            5 3/32    3 1/4
     Second Quarter           5 1/4     3 1/4
     Third Quarter            4 1/8     2 3/4
     Fourth Quarter           4 3/4     2 7/8

On  May  16,  1997 there were 410 holders of record of the Common Stock  of  the
Company.    The  Company  estimates  the number  of  beneficial  owners  of  the
Company's Common Stock on May 16, 1997 to be 800.

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


                           Summary Operating Data
Fiscal Year Ended     Feb 28, 1997     Feb 29, 1996      Feb 28, 1995     Feb 28, 1994     Feb 28, 1993
Total Revenues (1)   $  4,776,418     $   3,999,759    $    2,687,950    $   2,001,118  $     1,614,527
Net Income                258,329           507,179           338,438          248,202           51,094
Earnings Per
Share (2)                     .06               .12               .08              .07             .01
Weighted Average
  Number of Shares
  Outstanding            4,250,124        4,165,457         4,052,950         3,505,141        3,505,141




                        Summary Balance Sheet Data
Fiscal Year Ended        Feb 28, 1997        Feb 29,1996     Feb 28, 1995      Feb 28, 1994     Feb 28, 1993
                                              (restated)
Working Capital (1)  $      1,447,754  $       974,102    $     766,951     $    (93,593)      $    (324,863)
Total Assets                5,228,648        3,471,704        2,603,097         1,230,797             931,345
Long Term Debt and
  Obligations Under
  Capital Leases,
Less                          564,262           291,202          182,737           14,092               2,283
  Current
Maturities
Stockholders'                4,060,202         2,448,230        1,843,471         590,819             342,617
Equity

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

   (2) Earnings per share are computed based on the weighted average number of shares of Common Stock outstanding in each fiscal year.
                            PART II

Item 7:Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

For the fiscal year ended February 28, 1997 compared to February 29, 1996

Total revenues for the fiscal year ended February 28, 1997 increased 19% to $4,776,418 from $3,999,759 in fiscal year 1996. The increase in revenues reflects a 13% increase in database vendor sales to $4,150,777 and Market Guide product sales growth of 119% to $563,788. The revenue growth was attributable to continued sales gains in our traditional core of vendors, new revenue from the addition of more than a dozen new Internet related vendors, the introduction of our own web site (www.marketguide.com), and incremental sales of Market Guide for Windows products. Revenue growth was restrained by a permanent reduction in revenue from an existing vendor beginning in the second quarter of fiscal 1997. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, decreased 9% to $61,853 from $67,928 in fiscal year 1996. The decline in sales continues to reflect lower sales to public libraries due to Market Guide's decision to concentrate on marketing electronic products and services.

Total operating expenses for the fiscal year ended February 28, 1997 increased 30% to $4,475,976 from $3,455,120 in fiscal year 1996. Higher operating expenses principally reflected increased costs associated with hiring additional personnel in all departments to support faster anticipated growth, increased general and administrative expenses, and several one-time expenses in the fourth quarter. The non-recurring expenses included filing and accounting fees related to the commencement of the Company's stock trading on the Nasdaq SmallCap market in March 1997 and start-up and pre-release marketing expenditures related to the Company's new division, CreditRisk Monitor.

Income from operations for the fiscal year ended February 28, 1997 decreased 45% to $300,442 from $544,639 in fiscal year 1996. The decline in operating income primarily resulted from a permanent reduction in revenue from an existing vendor and higher operating expenses.

Interest income for the fiscal year ended February 28, 1997 increased 26% to $31,128 from $24,641 in fiscal year 1996. The increase reflects increased earnings on higher cash balances throughout the fiscal year.

Interest expense for the fiscal year ended February 28, 1997 increased 24% to $75,592 from $60,974 in fiscal year 1996. Higher interest expenses included additional capital lease service requirements in fiscal year 1997.

Income tax provision for the fiscal year ended February 28, 1997 totaled ($2,351) compared with income tax expense of $1,127 in fiscal year 1996.

Net income for the fiscal year ended February 28, 1997 declined 49% to $258,329 from $507,179 in fiscal year 1996. The decrease in net income was principally due to the previously discussed increases in expenses and the permanent reduction in revenue from an existing vendor relationship.

For the fiscal year ended February 29, 1996 compared to February 28, 1995

Total revenues for the fiscal year ended February 29, 1996 increased 49% to $3,999,759 from $2,687,950 in fiscal year 1995. The increase in revenues is primarily attributable to database vendor sales increasing 51% to $3,674,830. Growth in database vendor sales resulted from an increase in the number of vendors providing the Market Guide database as well as increased sales penetration among several existing vendors. Market Guide product sales increased 42% to $257,001 from $181,143 in fiscal year 1995. Principally due to the successful introduction of Market Guide for Windows in October 1995. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, declined 9% to $67,928 from $74,530 in fiscal year 1995. The decline in print product revenues reflects lower sales to public libraries due to Market Guide's decision to concentrate on marketing its electronic products.

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

Liquidity and Capital Resources

The Company's financial condition reflects the eighth consecutive year of steady improvement. The improvement is primarily attributable to higher revenue in all three markets -- The Individual, the Broker & Trader, and the Institutional Investor marketplaces -- and equity financing.

As of February 28, 1997, the Company's working capital (current assets less current liabilities) increased 49% to $1,447,754, up from $974,102 in fiscal year 1996. The Company's cash and cash equivalents totaled $1,230,893 at the end of fiscal year 1997 compared to $680,783 at the end of fiscal year 1996.

For the fiscal year ended February 28, 1997, net cash provided by operating activities increased 40% to $827,920, from $593,475 in fiscal year 1996. The increase reflects higher depreciation expenses and lower accounts receivable balances.

For the fiscal year ended February 28, 1997, net cash used in investing activities increased 114% to $1,913,169, from $891,963 in fiscal year 1996. The increase in investing activities reflects the establishment of a new division, CreditRisk Monitor, the Company's investment in database enhancements, the continued development of Market Guide for Windows and StockQuest, and the development of the Market Guide Internet site (www.marketguide.com).

For the fiscal year ended February 28, 1997, net cash provided by financing activities increased to $1,635,359 in fiscal year 1997 compared to $284,136 in fiscal year 1996. The majority of the increase in financing activities reflects proceeds from the January 1997 private placement of $1,201,772 for 343,363 shares at $3.50 per share. The Company also repaid all of its outstanding debt other than capitalized leases.

The Company did not engage in any borrowing other than capitalized leases during the fiscal year. In March 1997, the Company finalized an agreement on a $1,000,000 line of credit with Fleet Bank. The line of credit will be used for funding equipment purchases and converts to a three year term loan after August 31, 1997.

The Company believes that its current liquidity is sufficient to meet its obligations during the next twelve months.


Item 8:     Financial Statements and Supplementary Data

This information required by Item 8, and an index thereto, appears at pages F-4 through F-22 (inclusive) of this Report, which pages follow page 22.


Item 9:     Disagreements on Accounting Financial Disclosure

None.
                            PART III

Item 10:    Directors and Executive Officers of the Registrant

  (a)  Identification of Directors

        The names, ages and principal occupations of the Company's Directors as of the end of the reporting period, and the data on which their term of office commenced and expires, are as follows:

                                First
                      Term of   Became         Principal
Name             Age  Office    Director       Occupation

John D. Case      52    1       1984        Chairman of the Board of Directors,
                                            General Counsel and Secretary of the Company

Homi M. Byramji   44    1        1988        President, Chief Executive Officer,
                                             Treasurer and Director of the Company

Mark B. Burka     47    1        1995        Portfolio Manager, Manager of Pension
                                             and Deferred Benefit Investments, Aon
                                             Advisors, Inc. and Director of the Company

Raymond B. Dooley  50   1        1989        Banker, specializing in
                                             structuring government backed
                                             loans, and Director of the Company

          (1)     Directors  are  elected  at  the  annual
          meeting   of  stockholders  and  hold  office   until   the
          following annual meeting.

         (2) Time, Inc. has the right to name a Director to the Board as long as it retains at least a 3.5% ownership in the Company. Time, Inc. currently owns 3.3% of the shares outstanding and has not exercised its right to name a Director since 1987.

          (3)     Changes  since  end of  reported  period:
          None.

  (b)  Business Experience

        John  D.  Case,  age 52, is a graduate of Hofstra University  (B.A.
     1968) and Suffolk University Law School (J.D. 1971). He is admitted to the practice of law in New York State and Federal jurisdictions. Prior to assuming the Company's Presidency and Chairmanship in February 1989, he was a Director of the Company (elected 1984) and was engaged in the practice of law. Mr. Case served as President and CEO of the Company from February 1989 to February 1992. Mr. Case is currently compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

        Homi M. Byramji, age 44, a Director since 1988, had previously consulted in computerized equity research for nine years. He holds a Masters Degree in Business Administration, Rutgers University (1975) and became Secretary and Treasurer of the Company on February 23, 1989. Mr. Byramji remained Treasurer and assumed the duties of President and CEO on March 1, 1992. He is compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

        Mark B. Burka, age 47, joined the Board in August 1995. He is a Chartered Financial Analyst and Manager of Pension and Deferred Benefit Investments with Aon Advisors, Inc. Mr. Burka hold a Masters Degree in Business Administration from the University of Chicago, Graduate School of Business. He has been employed with Aon Advisors, Inc. and its predecessors since 1977.

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


Item 11:    Executive Compensation

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company to executive officers of the Company who served in such capacities during fiscal year 1997 (the "Named Officers") for services rendered during each of the last three fiscal years.

                        SUMMARY COMPENSATION TABLE
                                                                            Long-Term
                                 Annual                                    Compensation
                                 Compens                                      Awards
                                  ation
                                 Fiscal                              Securities
  Name and Principal Position     Year        Salary         Bonus   Underlying
                                                                     Options
                                                                     Granted (#)
Homi M. Byramji.................  1997           $200,000     -0-     -0-   (a)
  President, Chief Executive      1996            170,000     -0-     -0-   (a)
  Officer and Treasurer           1995            142,000     -0-    12,500 (b)
John D.                           1997           $125,000     -0-     -0-   (a)
Case.......................       1996             75,000     -0-     -0-   (a)
  Chairman, General Counsel       1995             50,000     -0-    12,500 (b)
  and Secretary

(a) For the fiscal years ended February 28, 1997 and February 29, 1996, Mr. Case and Mr. Byramji are included in the Key Employee Incentive Plan approved by the shareholders in August 1995. As of this date, the Plan has not been implemented and no options have been awarded.

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


Item 12:    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997 by all persons known to the Company to be beneficial owners of more than 5% of its Common Stock and all Officers and Directors, both individually and as a Group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person upon the exercise of outstanding warrants, options or upon conversion of outstanding promissory notes, are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.


Name and Address of      Amount and Nature of         Approximate
Beneficial Owner         Beneficial Ownership (1)     Percent of
Class (2)


Mark B. Burka                  441,000                     9.4%
618 Washington Avenue
Wilmette, IL  60091

Homi M. Byramji (3)            643,281                    13.6%
One Sheep Hill Road
Boonton Township, NJ 07005

John D. Case (3)               848,161                    18.0%
12 Timberland Lane
Old Brookville, NY 11545

Raymond B. Dooley                2,000                      -
98 Eighth Avenue
Sea Cliff, NY  11579

Irving B. Harris (4)           254,666                     5.4%
2 North LaSalle Street
Chicago, IL  60602

Jerome Kahn, Jr. (4)           452,999                     9.6%
2 North LaSalle Street
Chicago, IL  60602

Time Inc.                          157,576           3.3%
1271 Avenue of the Americas
New York, NY 10020

All Directors and Officers                   1,934,442          40.9%
as a Group (4 persons) (3)

      (1) Unless otherwise indicated, all shares are directly owned and the sole voting and investment power is held by the persons named.
      (2) Based upon 4,708,186 shares of Common Stock issued and outstanding as of February 28, 1997.
      (3) Includes options for the purchase of 12,500 shares of restricted Common Stock at $2.68 per share.
      (4) Includes shared voting and dispositive power of 50,000 shares owned by the Harris Foundation and 204,666 shares owned by the William Harris & Company Profit Sharing Trust.

The Company does not know of any arrangements or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13:  Certain Relationships and Related Party Transactions

In February 1997, the Company repaid all the outstanding debt owed to its Chairman, John D. Case. The total debt repaid was $95,333, excluding interest paid.

Item 14: Financial Statements and Financial Statement Schedules, Exhibits and Reports on Form 8-K and 8-A

 (a) (1) (2)   Financial Statements and Financial Statement Schedules

     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-2 of this Report; which is incorporated herein by reference.

 (a) (3)  Exhibits

       3       Certificate of Incorporation and Amendments thereto*
       3(A)    By-Laws*

 (b)   Reports on Form 8-K


In June 1996, Market Guide announced the signing of a multi-year contract to provide Reuters Ltd. with the right to use and distribute the contents of the Market Guide database. The Company deems the acquisition of this contract to be of importance to its shareholders.

 (c)   Reports on Form 8-A


In January 1997, the Company announced completion of a private placement sale of 343,363 shares of restricted common stock at a price of $3.50 per share to a limited number of institutional and qualified individual investors. Proceeds of the offering totaled $1,201,771.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, as principal financial and accounting officer thereunto duly authorized.

                                   MARKET GUIDE INC.

Dated: May 29, 1997
Lake Success, New York                  /s/ Homi M. Byramji
                                   President, CEO and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                      DATE




                           Chairman of the Board
/s/                        and Secretary             May 28, 1997
JOHN D. CASE


                           President, CEO,
/s/                        Treasurer and Director    May 29, 1997
HOMI M. BYRAMJI



/s/                         Director                 May 27, 1997
MARK B. BURKA



/s/                        Director                  May 28, 1997
RAYMOND B. DOOLEY








                       MARKET GUIDE INC.



                      FINANCIAL STATEMENTS

                               AND

                  REPORT OF INDEPENDENT AUDITORS'



             FOR THE YEARS ENDED FEBRUARY 28, 1997

                     FEBRUARY 29, 1996, AND

                       FEBRUARY 28, 1995


                          Table of Contents


Financial Statements


  Report of Independent Auditors'

  Balance Sheets for the Fiscal Years Ended February 28, 1997
  and February 29, 1996                                            F-4-5

  Statements of Operation and Accumulated Deficit for the  Fiscal
  Years
   Ended  February 28, 1997, February 29, 1996, and February  28,
1995                                                               F-6

  Statements  of  Cash Flows for the Fiscal Years Ended  February
  28, 1997,
  February 29, 1996, and February 28, 1995                         F-7

  Statements of Stockholders' Equity for the Fiscal Years Ended
  February 28, 1997, February 29, 1996, and February 28, 1995      F-8

  Notes  to Financial Statements February 28, 1997, February  29,
  1996,
  and February 28, 1995                                            F-9-17


Financial Statement Schedules


  Schedule  of  Indebtedness of and to Related  Parties  for  the
  Fiscal Years
   Ended  February 28, 1997, February 29, 1996, and February  28,
1995                                                               F-18

  Schedule  of  Property, Plant and Equipment for  the  Fiscal
  Years Ended
  February 28, 1997, February 29, 1996, and February 28, 1995      F-19

  Schedule  of  Accumulated  Depreciation  and  Amortization   of
  Property,
   Plant  and  Equipment for the Fiscal Years Ended February  28,
1997,
  February 29, 1996, and February 28, 1995                         F-20

  Schedule of Computer Software and Product Enhancements for the
  Fiscal Years Ended February 28, 1997, February 29, 1996,
  and February 28, 1995                                            F-21

  Accumulated Amortization of Computer Software and Product
  Enhancements for the Fiscal Years Ended February 28, 1997,
  February 29, 1996, and February 28, 1995                         F-22


                        MARKET GUIDE INC.
                         Balance Sheets

                                       February 28, 1997     February 29, 1996
                                                                (restated)
ASSETS
Current Assets:
Cash                                            $1,230,893             $680,783
Accounts receivable (net of
allowance for doubtful accounts)                   557,415              761,180
Prepaid  expenses and  other  current              263,630              264,411
assets

Total current assets                             2,051,938            1,706,374

Property, plant and equipment:
Furniture and equipment                            936,097              639,944
Equipment held under capital leases                942,949              543,655
Leasehold improvements                              72,509                    0
                                                 1,951,555            1,183,599

Less   Accumulated  depreciation  and
amortization
(including  amortization of  $189,234
and $154,233
in  1997  and 1996, respectively,  on              744,551              515,975
capital leases)

Net propery, plant and equipment                 1,207,004              667,624

Other assets:
Computer    software   and    product
enhancements
(net of accumulated amortization)                1,891,621            1,034,480
Deposits and other assets                           78,085               63,226

Total other assets                               1,969,706            1,097,706

Total assets                                    $5,228,648           $3,471,704


                        MARKET GUIDE INC.
                   Balance Sheets - continued

                                                 February 28, 1997  February 29, 1996
                                                                        (restated)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current   maturities  of  long-term  debt   and            $176,012           $167,355
capital leases
Unearned revenues                                           248,679            163,371
Accounts payable and other accrued expenses                 179,493            401,546

Total current liabilities                                   604,184            732,272

Non-current liabilities:
Long-term  debt and capital lease  obligations,
less
current maturities                                          564,262            291,202

Total non-current liabilities                               564,262            291,202

Commitments                                                       0                  0

Total liabilities                                         1,168,446          1,023,474

Stockholders' equity:
Common  stock  -  $.001 par  value;  20,000,000
shares
authorized,  4,708,186  and  4,188,245   shares
issued
and outstanding in 1997 and 1996, respectively                4,708              4,188
Capital in excess of par value                            4,972,032          3,618,910
Accumulated deficit                                       (916,538)        (1,174,868)

Total stockholders' equity                                4,060,202          2,448,230

Total liabilities and stockholders' equity               $5,228,648         $3,471,704


                        MARKET GUIDE INC.
         Statements of Operation and Accumulated Deficit

                                                        For the Years Ended
                                     Feb 28, 1997          Feb 29, 1996           Feb 28, 1995

Revenues:
Database vendors                           $4,150,777             $3,674,830             $2,432,007
Market Guide products                         563,788                257,001                181,413
Print product                                  61,853                 67,928                 74,530

Total revenues                              4,776,418              3,999,759              2,687,950

Expenses:
Salaries,   payroll   taxes   &             2,692,063              2,121,109              1,375,007
employee benefits
Database and product costs                    683,289                521,903                454,489
General and administrative                    961,663                724,406                440,826
Advertising and promotion                     138,961                 87,702                 55,451

Total expenses                              4,475,976              3,455,120              2,325,773

Income from operations                        300,442                544,639                362,177
Interest income                                31,128                 24,641                      0
Interest expense                             (75,592)               (60,974)                (6,893)

Income before income taxes                    255,978                508,306                355,284
Provision for income taxes                    (2,351)                  1,127                 16,846

Net income                                   $258,329               $507,179               $338,438

Accumulated deficit,  beginning           (1,174,868)            (1,682,047)            (2,020,485)
of year
Accumulated  deficit,  end   of            ($916,539)           ($1,174,868)           ($1,682,047)
year

Earnings per share:
Primary                                         $0.06                  $0.12                  $0.08
Fully diluted                                   $0.06                  $0.12                  $0.08

Weighted   average  number   of
shares
outstanding:
Primary                                     4,250,124              4,165,457              4,052,950
Fully diluted                               4,408,378              4,401,135              4,256,999


                        MARKET GUIDE INC.
                    Statements of Cash Flows

                                                          For the Years Ended
                                        Feb 28, 1997         Feb 29, 1996         Feb 28, 1995
                                                              (restated)           (restated)

Cash     Flows    From    Operating
Activities:
Net income                                      $258,329             $507,179              $338,438
Adjustments to reconcile net income
to
net   cash  provided  by  operating              516,648              348,899               249,613
activities:
Depreciation and amortization

Changes in assets and liabilities:
(Increase)/Decrease   in   accounts              203,765            (202,367)             (227,141)
receivable
(Increase)/Decrease   in    prepaid                  781            (199,540)              (64,789)
assets
(Increase)/Decrease in deposits and             (14,858)              (6,750)              (49,855)
other assets
(Increase)/Decrease   in   accounts            (222,053)              185,548               (7,177)
payable
(Increase)/Decrease   in   unearned               85,308             (39,494)              (55,813)
revenues
Total adjustments                                569,591               86,296             (155,162)

Net   cash  provided  by  operating              827,920              593,475               183,276
activities

Cash     Flows    From    Investing
Activities:
Payments  for  purchase  of   fixed            (695,447)            (372,475)             (377,909)
assets
Payments for leasehold improvements             (72,509)                    0                     0
Development  of  computer  software
and
product enhancements                         (1,145,213)            (519,488)             (344,246)

Net    cash   used   by   investing          (1,913,169)            (891,963)             (722,155)
activities

Cash     Flows    From    Financing
Activities:
Payments  for notes payable,  long-
term debt and
capital leases                                 (250,392)             (60,428)              (57,134)
Proceeds from capital leases                     532,110              246,984               176,394
Proceeds    from    issuance     of
employee's and
director's stock plan                             51,869               64,129                60,844
Proceeds from private placement  of
common
stock                                          1,201,771                    0               853,370
Proceeds    from   stock    options              100,001               33,451                     0
exercised

Net   cash  provided  by  financing            1,635,359              284,136             1,033,474
activities

Net increase/(decrease) in cash                  550,110             (14,352)               494,595
Cash at beginning of year                        680,783              695,135               200,540

Cash at end of year                           $1,230,893             $680,783              $695,135

Supplemental  disclosure  of   cash
flow information:
Cash paid during the year for:

Interest                                        $137,578              $60,974               $31,443
Corporate taxes                                    4,200                5,250                28,611



                        MARKET GUIDE INC.
               Statements of Stockholders' Equity

                                                                         Capital In                       Total
                                                                          Excess of   Accumulated     Stockholders'
                                                 Shares      Par Value    Par Value     Deficit          Equity

Balance at February 28, 1994                      3,505,129      $3,505   $2,607,799  $(2,020,485)             $590,819


Issuance  of  common  stock  in  a   private        568,930         569      852,801            0              853,370
placement for cash
Issuance   of   common  stock  pursuant   to         38,638          39       60,805            0               60,844
employee stock plan
Net income for the year                                   0           0            0      338,438              338,438
Balance at February 28, 1995                      4,112,697       4,113    3,521,405  (1,682,047)            1,843,471

Stock options exercised                              45,717          45       33,406            0               33,451
Issuance   of   common  stock  pursuant   to         29,831          30       64,099            0               64,129
employee stock plan
Net income for the year                                   0           0            0      507,179              507,179
Balance at February 29, 1996                      4,188,245       4,188    3,618,910  (1,174,868)            2,448,230

Issuance  of  common  stock  in  a   private        343,363         344    1,201,428            0            1,201,772
placement for cash
Stock options exercised                             158,334         158       99,843            0              100,001
Issuance   of   common  stock  pursuant   to
employee's
and director's stock plans                           18,244          18       51,851            0               51,869
Net income for the year                                   0           0            0      258,329              258,329
Balance at February 28, 1997                      4,708,186      $4,708   $4,972,032   $(916,539)           $4,060,201

                       MARKET GUIDE INC.
                 Notes to Financial Statements
            February 28, 1997, February 29, 1996 and
                       February 28, 1995

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

  The   majority  of  the  Company's  revenue  is  derived   from
  approximately fifty third party vendors who distribute and sell the Market Guide database. Sales are made through both third party vendors and direct sales to end users.

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

  Print product revenues and Market Guide for Windows revenues are deferred at the time of sale and recognized ratably as revenues over the terms of their subscriptions. Costs associated with procurement of these revenues are expensed as incurred. When CreditRisk Monitor sales begin, they will also follow this practice.

  Bad debts are recorded under the allowance method of accounting. For the years ended February 28, 1997, February 29, 1996 and February 28, 1995, $5,000, $15,000 and $15,000
  were charged to bad debt expense, respectively. As of February 28, 1997 and February 29, 1996, the allowance for doubtful accounts was $24,207 and $30,000, respectively.

3.   Property and Equipment

   Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

  of depreciation is followed for substantially all assets for both financial and tax reporting purposes.


4.   Capitalization of Computer Software and Product Enhancements

  Management has elected, pursuant to SFAS No. 86, to capitalize computer software costs incurred for new product development and product enhancements for the period beginning March 1, 1989. These costs are reported at the lower of unamortized cost or net realizable value. The amortization of these costs are included in database and product cost. All research and development, database maintenance and customer support costs are expensed as incurred.

  The straight-line method of amortization is used over the estimated economic life of the asset. For the years ended February 28, 1997, February 29, 1996 and February 28, 1995, $288,072, $199,233 and $179,656, respectively, were charged to amortization expense. As of February 28, 1997 and February 29, 1996, accumulated amortization was $1,172,555 and $884,483, respectively.

5.   Earnings Per Share

  Primary earnings per share are computed based on the weighted average number of shares of Common Stock outstanding. Fully diluted earnings per share are calculated based on the weighted average number of shares and include outstanding stock options.

6.   Fair Value of Financial Instruments

  The  following methods and assumptions were used by the Company
  in   estimating  its  fair  value  disclosures  for   financial
  instruments:

  Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair values.

  Capital lease obligations: The carrying amounts of capital lease obligations approximate their fair value.

7.Employee Benefit Plan

  The Company established a 401(k) plan effective January 1, 1997 for all employees with over six months of service. On an annual basis, the employees may contribute the lesser of 15%
  of gross salary or $9,500. The Company matches 50% of the first 6% of the employees' contribution. Participants are vested 20% for each year of service and are fully vested after 5 service years. For the fiscal year ended February 28, 1997, the Company contributed $16,791 to the plan.

NOTE B -  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

                                             02/28/97             02/29/96
     12% Demand note (a)               $             0    $         95,333
     Capital lease obligations                 740,274             363,224
                                               740,274             458,557

     Less:  Current maturities                 176,012             167,355
     Total long-term debt
          and capitalized leases       $       564,262    $        291,202


     (a) The holder of this note is an Officer and Director of the Company.



Annual scheduled principal maturities of long-term debt and capital lease obligations as of February 28, 1997 are as follows:

                                                  Capital Lease        Total of Long-Term
                                 Long-Term         Obligations          Debt and Capital
                                   Debt                                 Lease Obligations
Year Ending February 28(29),
  1998                         $    -0-        $     176,012        $         176,012
  1999                              -0-               195,405                 195,405
  2000                              -0-               201,625                 201,625
  2001                              -0-               140,486                 140,486
  2002                              -0-                26,746                  26,746
  TOTAL                        $    -0-        $      740,274       $         740,274

NOTE C - COMMITMENTS AND CONTINGENCIES

1.   Capital Leases

The schedule of future minimum lease payments for the Company's capital leases and the present value of the net minimum lease payments are as follows:

        Year ending February 28 (29),           1998          $      176,012
                                                1999                 195,405
                                                2000                 201,625
                                                2001                 140,486
                                                2002                  26,746
        Total minimum lease payments                          $      740,274

        Less:  Amounts representing interest                         166,898

        Present value of net minimum
             lease payments                                    $      573,376

2.   Operating Leases

The Company rents its three office facilities under operating leases. Two of the offices are located in Lake Success, New York with a lease expiration in October 2005, and the other office is located in Chicago, Illinois with a lease expiration in May 1998. For the periods ended February 28, 1997, February 29, 1996 and February 28, 1995; $205,975, $127,910 and $88,020 were charged to rent expense, respectively.

The Company can exercise a buyout option for the Lake Success, New York offices in October 2001 for the amount of $165,134. The annual minimum lease payments under the operating leases as of February 28, 1997 are:

   Year ending February 28 (29),   1998         $   375,804
                                   1999             441,394
                                   2000             452,836
                                   2001             467,169
                                   2002             482,051
                                   2003             497,473
                                   2004             513,337
                                   2005             529,812
                                   2006             360,740

                                 Total         $  4,120,616

NOTE C - COMMITMENTS AND CONTINGENCIES (continued)

3.   Legal Proceedings

The Company is currently involved in a pending lawsuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability has been made to the accompanying financial statements. Management does not believe that the pending action will have a material effect on the business activities of the Company.

NOTE D - INCOME TAXES

The Company has adopted SFAS 109 and as of February 28, 1997 has net operating loss and investment tax credit carryforwards in the amount of $895,735 and $10,524, respectively. Pursuant to SFAS 109, management believes that it does not have a greater than 50% probability of realization of such loss carryforwards and credits and has decided to provide for a full valuation allowance. The investment tax credits will begin to expire, if unused, in the fiscal year ending February 28, 1999. Annual fiscal year expirations total $3,588 in 1999; $5,470 in 2000; $1,466 in 2001.
Net operating losses will begin to expire, if unused, in the fiscal year ending February 29, 2002. Annual fiscal year expirations total $607,252 in 2002 and $288,483 in 2003. The Company has recorded deferred tax assets related to the allowance for doubtful accounts in deposits and other assets. As of February 28, 1997 and February 29, 1996 the deferred tax assets were $11,116 and $13,500, respectively.


The components of provision for income taxes (credits) are as follows:

                                                For the Years Ended
                               2/28/97     2/29/96       2/28/95
     Current
        Federal            $     -0-     $  2,900    $    -0-
        State and Local        (4,734)     4,977          23,596
     Deferred
        Federal                  1,801    (5,100)         (5,100)
        State and Local          582      (1,650)         (1,650)

            TOTALS         $   (2,351)  $  1,127    $      16,846

NOTE D - INCOME TAXES (continued)

Total  income tax expense differs from the expected  tax  expense
(computed by applying the U.S. Federal statutory income tax rate of 34% to income before income taxes) as follows:

                                       02/28/97      %       02/29/96       %         02/28/95      %

Tax at Federal statutory rate     $     87,033      34.0  $     172,824    34.0  $    120,797      34.0
Federal alternative minimum tax            -0-       0.0          2,900     0.6           -0-       0.0

State income taxes, net of              (2,542)     (1.0)         1,636     0.3        13,924       3.9
  Federal tax benefit

Net operating loss
  carryforwards, utilized              (88,324)     (34.5)     (179,716)   (35.4)      (118,772)   (33.4)

Graduated tax bracket
   differential                        (1,744)       (0.7)          -0-      0.0           -0-        0.0

Non deductible expenses                3,226           1.3        3,483      0.7            897       0.2

     TOTALS                   $        (2,351)        (0.9)  $    1,127      0.2  $     16,846      4.7

Income  taxes payable as of February 28, 1997, February 29,  1996 and February 28, 1995 are as follows:

                                   2/28/97          2/29/96            2/28/95

     Federal                $      -0-        $      2,900          $       -0-

     State and Local               929                 -0-                4,175
                  TOTALS    $      929         $     2,900           $    4,175

NOTE E - STOCKHOLDERS' EQUITY

1.   Common Stock

On January 27, 1997 the Company raised $1,201,771 through the sale of 343,363 shares of restricted common stock at a price of $3.50 per share in a private placement to a limited number of institutional and individual investors.

On March 21, 1994 the Company raised $853,370 through the sale of 568,930 shares of restricted common stock at a price of $1.50 per share, adjusted for the October 1995 one-for-four

NOTE E - STOCKHOLDERS' EQUITY (continued)

reverse stock split, in a private placement with a limited number of institutional and individual investors.

On August 11, 1994 the Company created a stock bonus program for employees based upon merit and years of service. The bonus was awarded in four equal quarterly installments in the periods ending August 1994, November 1994, February 1995 and May 1995, subject to an employee's continued employment on the dates of each award. For the period ending February 28, 1995, the Company issued 38,638 restricted shares at a total cost of $60,844. In the period ending February 29, 1996, the Company issued 29,831 restricted shares at a total cost of $64,129. For the period ended February 28, 1997, the Company did not issue any stock bonus.

The Company adopted an Employee Stock Purchase Plan effective September 1, 1995. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the Plan, 125,000 shares are available for purchase. The purchase price will be the lesser of an amount equal to 85% of the fair market value of stock calculated on the lower of the average of the stock's closing price for a full fiscal quarter or the average of the stock's closing price for the last five trading days of a fiscal quarter. As of the end of February 1997, 10,244 shares had been purchased under this plan at a total cost of $31,388.

2.   Common Stock Options

In May 1993 the Company granted options to two officers for the purchase of 125,000 shares of restricted Common Stock at an exercise price of $0.40 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1998. These options were exercised on January 2, 1997.

In March 1994 the Company granted options to two officers for the purchase of 33,334 shares of restricted Common Stock at an exercise price of $1.50 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1999. These options were exercised on January 2, 1997.

In March 1995 the Company granted options to two officers for the purchase of 25,000 shares of restricted Common Stock at an exercise price of $2.68 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 29, 2000.

The Company adopted an Incentive Stock Option Plan for key employees effective September 1, 1995. The Incentive Stock Option Plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the Plan, incentive stock options or non-qualified stock options may be granted and 93,750 shares were made available. The option price cannot be less than 100% of the fair market value of the stock as determined by the Company's Board of Directors on the date of the grant of the option. As of February 28, 1997, there were no options granted or exercised.

The  Company  adopted an Independent Director's  Stock  Incentive
Plan effective September 1, 1995. Under the terms of the Plan, only non-qualified stock options may be NOTE E - STOCKHOLDERS' EQUITY (continued)

granted and 12,500 shares were made available. The option price is determined by a Committee of three disinterested persons appointed by the Board of Directors on the date of grant of the option. As of February 28, 1997, there were no options granted or exercised.

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

NOTE G - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has two major customers accounting for total sales of
$1,041,830  for  the  year ending February 28,  1997.   They  are
OneSource and Reuters.

As of February 28, 1997, the Company had $1,076,088 on deposit at First National Bank of Long Island and $139,052 on deposit at
Rocky Mountain Securities.

NOTE H - SUBSEQUENT EVENTS

On March 5, 1997, the Company's stock commenced trading on a Nasdaq SmallCap Market under the symbol MARG.

On April 4, 1997, CreditRisk Monitor, an Internet-based financial information and real-time news service targeted at the credit industry, began operating activities.

On April 15, 1997, the Company secured a $1,000,000 line of credit with Fleet Bank. The credit line is secured by a first-priority perfected security interest in all present and future assets of the Company. The Company must maintain net earnings on a consolidated basis of no less than $1 in any fiscal year, and total consolidated liabilities to tangible net worth may not exceed 1.5 to 1.0 at any fiscal quarter end. The interest rate on the line of credit ranges from prime rate plus % to prime rate plus %.

NOTE I - RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

The Company has reclassified deferred interest charges of capital leases and certain computer software purchases. These reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.
NOTE J - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected  quarterly financial data for the years  ended  February
28, 1997 and February 29, 1996 are presented in the following table:

                                                         Three Months Ended

                                 May 31, 1996  August 31, 1996   November 30, 1996      February 28, 1997

Total revenues                $     1,131,106  $     1,117,148 $        1,256,688       $       1,271,476
Operating income                      150,374           45,068            124,052                (19,052)
Income before taxes                   139,032           38,092            108,874                (30,020)
Net income                            137,712           37,442            107,341                (24,166)
Earnings per share                        .03              .01                .03                   (.01)
Weighted average number of
shares outstanding                  4,188,272        4,192,088          4,195,172               4,428,238
Fully diluted earnings per                .03              .01                .02                     .00
share
Fully diluted weighted
average number of shares            4,371,701        4,375,517          4,378,601               4,509,568
outstanding

                                 May 31, 1995  August 31, 1995   November 30, 1995           February 29, 1996

Total revenues                $       890,341  $       970,580 $        1,063,124   (1)   $       1,075,714   (2)
Operating income                       87,093          116,394            190,933                   150,219
Income before taxes                    81,971          109,196            184,780                   132,359
Net income                             77,053          101,552            173,693   (1)             154,881   (2)
Earnings per share                       $.02             $.02               $.04                      $.04
Weighted average number of
shares outstanding                  4,116,737        4,174,470          4,182,802                 4,188,259
Fully diluted earnings per               $.02             $.02               $.04                      $.04
share
Fully diluted weighted
average number of shares            4,379,037        4,409,171          4,409,171                 4,409,171
outstanding

(1) Total revenues and net income were overstated by approximately $25,000 due to Fourth Quarter revenues inadvertently included in totals.

(2) Total revenues and net income were understated by approximately $25,000 due to revenues inadvertently included in Third
Quarter totals (see (1) above).



       Schedule of Indebtedness of and to Related Parties

                              Balance At
                              Beginning Of                             End of
                              Year        Additions   Reductions       Year
February 28, 1997
John D. Case              $     95,333  $      -0-  $    95,333  $        -0-
                          $     95,333  $      -0-  $    95,333  $        -0-
February 29, 1996

John D. Case              $     95,333  $      -0-  $       -0-  $     95,333
                          $     95,333  $      -0-  $       -0-  $     95,333
February 28, 1995

John D. Case              $    125,333  $      -0-  $    30,000  $     95,333
                          $    125,333  $      -0-  $    30,000  $     95,333



      Schedule of Property, Plant and Equipment

                                 Balance At
                                 Beginning      Additions                    End of
                                 Of Year        At Cost     Retirements       Year
     February 28, 1997
     Machinery & Equipment       $   571,525  $   262,709 $      -0-  $       834,234
     Capitalized Leased              543,655      399,294        -0-          942,949
     Equipment
     Office Equipment                 36,112          -0-        -0-           36,112
     Furniture & Fixtures             32,307       33,444        -0-           65,751
     Leasehold Improvements              -0-       72,509        -0-           72,509
          TOTAL                  $  1,183,599  $   767,956 $      -0-  $     1,951,555


     February 29, 1996
     Machinery & Equipment       $   446,033  $   125,492 $      -0-  $       571,525
     Capitalized Leased              296,672      246,983        -0-          543,655
     Equipment
     Office Equipment                 36,112          -0-        -0-           36,112
     Furniture & Fixtures             32,307          -0-        -0-           32,307
     Leasehold Improvements              -0-          -0-        -0-              -0-
          TOTAL                  $   811,124  $   372,475 $      -0-  $     1,183,599

     February 28, 1995
     Machinery & Equipment       $   267,919  $   178,114 $      -0-  $       446,033
     Capitalized Leased              106,983      189,689        -0-          296,672
     Equipment
     Office Equipment                 36,112          -0-        -0-           36,112
     Furniture & Fixtures             22,201       10,106        -0-           32,307
     Leasehold Improvements            4,859          -0-      4,859              -0-
          TOTAL                  $   438,074  $   377,909 $    4,859  $       811,124


      Schedule of Accumulated Depreciation and Amortization of
                    Property, Plant and Equipment

                                Balance At
                                Beginning                                   End of
                                Of Year       Depreciation   Retirements     Year

     February 28, 1997
     Machinery & Equipment   $    302,109 $     189,411  $      -0-  $       491,520
     Capitalized Leased
        Equipment                 154,233        35,001         -0-          189,234
     Office Equipment              36,112           -0-         -0-           36,112
     Furniture & Fixtures          23,521         2,964         -0-           26,485
     Leasehold Improvements           -0-         1,200         -0-            1,200
          TOTAL              $    515,975 $     228,576  $      -0-  $       744,551

     February 29, 1996
     Machinery & Equipment   $    224,526 $      77,583  $      -0-  $       302,109
     Capitalized Leased            84,002        70,231         -0-          154,233
        Equipment
     Office Equipment              36,112           -0-         -0-           36,112
     Furniture & Fixtures          21,669         1,852         -0-           23,521
     Leasehold Improvements           -0-           -0-         -0-              -0-
          TOTAL              $    366,309 $     149,666  $      -0-  $       515,975

     February 28, 1995
     Machinery & Equipment   $    180,670 $      43,856  $      -0-  $       224,526
     Capitalized Leased
        Equipment                  58,677        25,325         -0-           84,002
     Office Equipment              36,112           -0-         -0-           36,112
     Furniture & Fixtures          20,893           776         -0-           21,669
     Leasehold Improvements         4,859           -0-       4,859              -0-
          TOTAL              $    301,211 $      69,957  $    4,859  $       366,309



       Schedule of Computer Software and Product Enhancements


                                   Balance At
                                   Beginning Of
                                   Year           Additions        Retirement       Total
     February 28, 1997
     Computer Software      $      1,918,963  $    1,145,213  $         -0-  $   3,064,176
     TOTAL                  $      1,918,963  $    1,145,213  $         -0-  $   3,064,176

     February 29, 1996
     Computer Software      $      1,399,475  $      519,488  $         -0-  $   1,918,963
     TOTAL                  $      1,399,475  $      519,488  $         -0-  $   1,918,963

     February 28, 1995

     Computer Software      $      1,055,229  $      344,246  $         -0-  $   1,399,475
     TOTAL                  $      1,055,229  $      344,246  $         -0-  $   1,399,475



      Schedule of Accumulated Amortization of Computer Software
                      and Product Enhancements



                                  Balance At
                                  Beginning Of
                                  Year           Amortization    Retirement     Total
     February 28, 1997
     Computer Software         $     884,483  $     288,072 $       -0-  $       1,172,555
     TOTAL                     $     884,483  $     288,072 $       -0-  $       1,172,555

     February 29, 1996
     Computer Software         $     685,250  $     199,233 $       -0-  $         884,483
     TOTAL                     $     685,250  $     199,233 $       -0-  $         884,483

     February 28, 1995

     Computer Software         $     505,594  $     179,656 $       -0-  $         685,250
     TOTAL                     $     505,594  $     179,656 $       -0-  $         685,250
