Form 10-Q
period 1997-05-31
MARKET GUIDE INC
filed 1997-07-15
CIK 720462

UNITED STATES SECURITIES AND EXCHANGE
                       COMMISSION
                     Washington, DC  20549
                                    FORM 10-Q
(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
               For the quarter ended May 31, 1997
                               OR
(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                         SECURITIES EXCHANGE ACT OF 1934

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


   Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X        No _______

 4,709,759 Common shares, $.001 par value were issued and outstanding on July 9,

                                1997. Table of Contents









Financial Statements

Balance Sheets as of May 31, 1997 (Unaudited) and February 28, 1997 3 Statement
     of Operations for the Three Months Ended May 31, 1997
   (Unaudited) and May 31, 1996 (Unaudited)                   5

     Statement of Cash Flows for the Three Months Ended May 31, 1997
     (Unaudited) and May 31, 1996 (Unaudited)                   6
     Note to Financial Statements                               7
Management's Discussion and Analysis of Financial
Condition and Results of Operations May 31, 1997                8

Other Information
16

Signature                                                      17



                                MARKET GUIDE INC.
                                 Balance Sheets

                                      May 31, 1997         February 28,
                                                               1997
                                       (Unaudited)

ASSETS
Current assets

Cash                              $          903,820   $        1,230,893
Accounts  receivable  (net   of
allowance for
  doubtful accounts)                         721,555              557,415
Prepaid   expenses  and   other              108,890              263,630
current assets

Total current assets                       1,734,265            2,051,938

Propery, plant and equipment
  Furniture and equipment                  1,162,278              936,097
   Equipment held under capital              942,949              942,949
leases
  Leasehold improvements                      74,626               72,509
                                           2,179,853            1,951,555
Less:  Accumulated depreciation
and
      amortizaton    (including
capital leases totaling
  $233,828 and $189,234 as of
  May 31, 1997 and February 28,
1997,
  respectively)                              827,918              744,551

Net    property,   plant    and            1,351,935            1,207,004
equipment

Other assets
Computer  software and  product
enhancements
(net       of       accumulated            2,172,434            1,891,621
amortization)
Deposits and other assets                     78,085               78,085

Total other assets                         2,250,519            1,969,706

Total assets                      $        5,336,719   $        5,228,648




                        MARKET GUIDE INC.
                            Balance Sheets-continued

                                      May 31, 1997         February 28,
                                                               1997
                                       (Unaudited)

LIABILITIES  AND  STOCKHOLDERS'
EQUITY
Current liabilities
Current maturities of long-term
debt and
  capital leases                  $          180,852   $          176,012
Unearned revenues                            462,680              248,679
Accounts   payable  and   other              189,084              179,493
accrued expenses

Total current liabilities                    832,616              604,184

Non-current liabilities
Long-term   debt  and   capital
lease obligations, less
current maturities                           514,435              564,262

Total non-current liabilities                514,435              564,262

Commitments
                                                   0                    0
Total liabilities
                                           1,347,051            1,168,446
Stockholders' equity
Common stock - $.001 par value;
20,000,000
shares   authorized,  4,709,759
and 4,708,186
shares  issued and  outstanding
as of May 31, 1997
and    February    28,    1997,                4,709                4,708
respectively
Capital in excess of par value             4,976,026            4,972,032
Accumulated deficit                        (991,067)            (916,538)

Total stockholders' equity                 3,989,668            4,060,202

Total      liabilities      and   $        5,336,719   $        5,228,648
stockholders' equity



                                MARKET GUIDE INC.
                             Statement of Operations
                                   (Unaudited)

                                       For the Three Months Ended
                                     May 31, 1997          May 31, 1996
                                      (Unaudited)          (Unaudited)

Revenues
Database vendors                 $         1,171,402   $        1,033,861
Market Guide products                        258,861               80,504
Print product                                 15,750               16,741

Total revenues                             1,446,013            1,131,106

Expenses
Salaries,   payroll   taxes   &              923,398              635,145
employee benefits
Database and product costs                   194,426              143,279
General and administrative                   312,676              172,975
Advertising and promotion                     77,465               29,333

Total expenses                             1,507,965              980,732

Income from operations                      (61,952)              150,374
Interest income                                8,161                6,576
Interest expense                              20,738               17,918

Income before income taxes                  (74,529)              139,032
Provision for income taxes                         0                1,320

Net income                       $          (74,529)   $          137,712

Earnings per share
Primary                          $            (0.02)   $             0.03
Fully diluted                    $            (0.02)   $             0.03

Weighted   average  number   of
shares outstanding
Primary                                    4,708,203            4,188,272
Fully diluted                              4,733,203            4,371,701




                                MARKET GUIDE INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                       For the Three Months Ended
                                     May 31, 1997          May 31, 1996
                                      (Unaudited)          (Unaudited)


Cash   Flows   From   Operating
Activities

Net income                       $          (74,529)   $          137,712
Adjustments  to  reconcile  net
income to net cash
provided     from     operating
activities
Depreciation and amortization                175,397              103,856
Changes    in    assets     and
liabilities
(Increase)/Decrease in accounts            (164,140)               70,164
receivable
(Increase)/Decrease in  prepaid              154,740               92,396
assets
(Increase)/Decrease in deposits                    0              (5,327)
and other assets
Increase/(Decrease) in accounts                9,591             (90,091)
payable
Increase/(Decrease) in unearned              214,001                (572)
revenues

Total adjustments                            389,589              170,426

Net    cash    from   operating              315,060              308,138
activities

Cash   Flows   From   Investing
Activities

Payments for purchase of  fixed            (226,181)             (92,791)
assets
Payments      for     leasehold              (2,117)                    0
improvements
Development     of     computer
software and product
enhancements                               (372,843)            (134,131)

Net    cash    from   investing            (601,141)            (226,922)
activities

Cash   Flows   From   Financing
Activities

Payments   for  notes  payable,
long-term debt and
capital leases                              (44,987)             (36,660)
Proceeds from capital leases                       0              100,844
Proceeds   from   issuance   of                3,995                7,839
employee stock plan
Proceeds from private placement                    0                    0
of common stock
Proceeds  from  stock   options                    0                    0
exercised

Net    cash    from   financing             (40,992)               72,023
activities

Net increase/(decrease) in cash            (327,073)              153,239
Cash at beginning of period                1,230,893              680,783
Cash at end of period                        903,820              834,022



Market Guide Inc.

Note to Financial Statements

May 31, 1997


Note 1                                          INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have not been audited by independents accountants, except for the balance sheet as of February 28, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.


          Market Guide Inc.
 Management's Discussion and Analysis of Financial Condition and Results of Operations
          May 31, 1997

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

The Market Guide Database covers over 9,500 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges, including foreign companies trading in the U.S. as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

Market Guide adds value, distinguishes itself from the competition, and serves its clients through its:

Flexible database design which gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions

Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, and short interest statistics giving users a complete perspective on each company

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


Vendors

Market Guide works in partnership with financial information service vendors. The financial information service vendors combine data from various real-time and historical information sources with their own analytic software and data delivery capability. Their sales forces sell the product and they also provide customer training and support services.
Market Guide focuses
on developing the highest quality information content and leveraging off the information vendor's sales force, software, information dissemination infrastructure and customer base. The amount of data presented, its display format, and the software's analytic capabilities vary depending upon the way each information provider defines its customers' needs, software capabilities, distribution technologies and preferred pricing strategies.
The information service vendors that currently distribute the Market Guide Database include:
Accutrade; American Association of Individual Investors; Argus Research; Aufhauser; Automatic
Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; CDA Technology; Ceres
Securities; Charles Schwab and Company; Data Broadcasting Corporation; Dow Jones Telerate; First
Call Corporation; Global Market Information; Holt Value Associates; IBM Infomarket; ILX Systems
Inc.; Instinet Analytics; Interactive Data Corporation; OneSource Information Services, Inc.;
Pacific Brokerage Services; P.C. Quote, Inc.; Prodigy Services Company; Quotron Systems, Inc.;
Real Time Quotes, Inc.; Reuters Ltd., Securities Data Corporation; Shark Information Services,
Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Vickers Stock Research Corporation; and Windows on Wall Street.

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

  Price quotes (in partnership with PC Quote);

  News (in partnership with News Alert);

  Market Guide's Company Snapshot Reports;

  Market Guide's What's Hot/What's Not service that identifies the price performing leaders and laggards by sector, industry and company over various time periods; and Price charts.



For users who wish to have more comprehensive information, added cost content is available for nominal per report or subscription based fees.  The added cost content includes:



  The Market Guide Quick Facts Report;

  The Market Guide Company Profile Report;

  The Market Guide Ratio Comparison Report;

  The Market Guide Detailed Financials; The Market Guide ProVestor Report;

  The Earnings Estimate Report (in partnership with First Call); and

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

CreditRisk Monitor

Market Guide's newest division, CreditRisk Monitor (CRM), is a new online information and news service that follows more than 375 U.S. publicly traded domestic retail chains and wholesalers.

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


The CRM information service consists of: CRM Company Reports, the CRM Alert Notification
Service and the CRM Real-Time News Service. The CRM web site became operational in April 1997.


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

Results of Operations

For the three months ended May 31, 1997 compared to May 31, 1996
Total revenues for three months ended May 31, 1997 increased 28% to $1,446,013. The increase in revenues reflects a 13% increase in database vendor sales to $1,171,402 and Market Guide product sales growth of 222% to $258,861. The revenue growth reflects continued sales gains in our traditional core of vendors, new revenue from the addition of more than twenty Internet related vendors, growth from our own web site (www.marketguide.com), incremental sales of Market Guide for Windows products, and the introduction of CreditRisk Monitor's internet-based service in
April 1997. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock
Edition, decreased 6% to $15,750. The decline in print product sales continues to reflect lower sales to public libraries due to Market Guide's decision to concentrate on marketing electronic products and services.

Total operating expenses for three months ended May 31, 1997 increased 54% to $1,507,965. Higher operating expenses principally reflected increased costs associated with hiring additional personnel in all departments to support an anticipated acceleration in sales growth, increased general and administrative expenses, and start-up and sales and marketing expenditures related to the Company's new division, CreditRisk Monitor.

Loss from operations for three months ended May 31, 1997 totaled $61,952 compared to operating income of $150,374 in the three months ended May 31, 1996. As noted above, the operating loss resulted from more rapid cost increases than revenue growth. Had Market Guide not built its new
CreditRisk Monitor division in this time frame, the Company would have been profitable.

Interest income for three months ended May 31, 1997 increased 24% to $8,161. The increase reflects slightly higher cash balances throughout the quarter.

Interest expense for three months ended May 31, 1997 increased 16% to $20,738. Higher interest expense reflects additional capital lease service requirements.

Net loss for the three months ended May 31, 1997 totaled $74,529 compared to income of $137,712 in the three months ended May 31, 1996. The loss reflects increased costs, as noted above, and interest expense in excess of interest income in the quarterly interval.



Liquidity and Capital Resources

As of May 31, 1997, the Company's working capital (current assets less current liabilities) decreased 38% to $901,649. The Company's cash and cash equivalents decreased 27% to $903,820.

For the three months ended May 31, 1997, net cash provided by operating activities increased 2% to $315,060. The modest gain reflects a major increase in unearned revenues and a reduction in prepaid expenses partially offset by higher accounts receivable balances, and an operating loss.


For the three months ended May 31, 1997, net cash used in investing activities increased 165% to
$601,141. The increase reflects the Company's continued investment in product and database enhancements, the continued development of CreditRisk Monitor, and in Market Guide's Internet site.

For the three months ended May 31, 1997, net cash used in financing activities totaled $40,992 compared to net cash from financing activities totaling $72,023 in the three months ended May 31, 1996.

The Company did not engage in any borrowing during the first quarter.

The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.



          Other Information

Item 1    Legal Proceeding

The Company has commenced litigation in the United States District Court for the Eastern District of New York against Information Clearinghouse Inc. d/b/a F&D Reports ("ICI") and Lawrence Sarf.
The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with defendants' theft and use of the Company's newly designed proprietary slogan "On-Line, On-Time, On-Target," developed for use with its
Internet credit reporting system. The Company seeks injunctive relief, an accounting, monetary and punitive damages. Contemporaneously, an action was commenced in the Nassau County Supreme
Court by ICI against the Company, and primarily, three newly engaged employees. ICI claims misappropriation of proprietary information and trade secrets by the newly engaged employees, unfair competition, breach of fiduciary duty and tortious interference. While ICI requests injunctive relief as well as money damages, no request for any temporary relief has been sought.
       Discovery has not commenced in either action. Management does not believe the pending actions will have a material effect on the business activities of the Company.



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

/S/ HOMI M. BYRAMJI