Form 10-Q
period 1997-08-31
MARKET GUIDE INC
filed 1997-10-14
CIK 720462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

                                    FORM 10-Q
(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1997

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

                  Yes    X          No _______

4,713,659 Common shares, $.001 par value were issued and outstanding on
September 23, 1997.

                                Table of Contents





Financial Statements

  Balance Sheets as of August 31, 1997 (Unaudited) and
February 28, 1997     3
 Statement of Operations for the Three Months and Six Months
Ended
  August 31, 1997 (Unaudited) and August 31, 1996
(Unaudited)                5
 Statement of Cash Flows for the Six Months Ended August 31,
1997
  (Unaudited) and August 31, 1996 (Unaudited)
6
     Notes to Financial Statements
7
Business
8
Management's Discussion and Analysis of Financial
Condition and Results of Operations -- August 31, 1997
13
Other Information
16
Signature
17

                                MARKET GUIDE INC.
                                 Balance Sheets

                                 August 31, 1997
February 28, 1997
                                     (Unaudited)


ASSETS
Current assets:
Cash                                    $711,800
$1,230,893
Accounts Receivable  (net
557,415
of allowance for doubtful                947,147
accounts)
Prepaid   expenses    and
other current assets                     125,303
263,630

Total current assets                   1,784,250
2,051,938

Property,    plant    and
equipment:
Furniture and equipment                1,311,679
936,097
Equipment   held    under
capital leases                            74,626
72,509

                                       2,329,254
1,951,555

Less:         accumulated
depreciation          and
amortization   (including
amortization  of  capital
leases  totaling $278,422
and $189,234 as of August
31, 1997 and February 28,                915,713
744,551
1997, respectively).

Net  property, plant  and
equipment                              1,413,541
1,207,004

Other assets:
Computer   software   and
product enhancements (net
of            accumulated              2,385,961
1,891,621
amortization)

Deposits and other assets                 78,085
78,085

Total other assets                     2,464,046
1,969,706

Total assets                          $5,661,837
$5,228,648



                                MARKET GUIDE INC.
                           Balance Sheets - continued

                                        August 31, 1997
February 28, 1997
                                            (Unaudited)

LIABILITIES  AND  STOCKHOLDERS'
EQUITY
Current Liabilities:
Current maturities of long-term
debt and capital leases                        $185,599
$176,012
Unearned revenues                               641,832
248,679
Accounts   payable  and   other
accrued expenses                                154,823
179,493

Total current liabilities                       982,254
604,184

Non-current liabilities:
Long-term   debt  and   capital
lease obligations, less current                 729,257
564,262
maturities

Total non-current liabilities                   729,257
564,262

Commitments                                           -
-

Total liabilities                             1,711,511
1,168,446

Stockholders' equity:
Common stock - $.001 par value,
20,000,000  shares  authorized,
4,713,659 and 4,708,186  shares
issued  and outstanding  as  of
August  31,  1997 and  February                   4,714
4,708
28, 1997, respectively

Capital in excess of par value                4,985,867
4,972,032

Accumulated deficit                         (1,040,255)
(916,538)

Total stockholders' equity                    3,950,326
4,060,202

Total liabilities and
stockholders' equity                         $5,661,837
$5,228,648

                             MARKET GUIDE INC.
                             Statement of Operations
                                   (Unaudited)

                          Three months  Three months    Six
months    Six months
                            August 31,    August 31,
August 31,    August 31,
                                  1997          1996
1997          1996

Revenues:
Database vendors            $1,281,896    $1,002,632
$2,453,298    $2,036,493
Market Guide products          383,996       101,630
642,858       182,134
Print product                   13,421        12,886
29,170        29,627

Total revenues               1,679,313     1,117,148
3,125,326     2,248,254

Expenses:
Salaries, payroll  taxes
& employee benefits          1,015,752       626,979
1,939,150     1,262,124
Database   and   product       219,854       197,614
414,280       340,893
costs
General and                    381,355       218,704
694,031       391,680
administrative
Advertising  and               95,430        28,783
172,895        58,116
promotion

Total expenses               1,712,391     1,072,080
3,220,356     2,052,813

Income from operations        (33,078)        45,068
(95,030)       195,441
Interest income                  4,402         8,308
12,563        14,884
Interest expense                18,513        15,284
39,251        33,202

Income   before   income      (47,189)        38,092
(121,718)       177,123
taxes
Provision   for   income         2,000           650
2,000         1,970
taxes

Net income                   $(49,189)       $37,442
$(123,718)      $175,153

Earnings per share:
Primary                        $(0.01)         $0.01
$(0.03)         $0.04
Fully diluted                  $(0.01)         $0.01
$(0.03)         $0.04

Weighted average  number
of shares outstanding:
Primary                      4,709,801     4,192,088
4,709,002     4,190,167
Fully diluted                4,737,084     4,375,517
4,735,144     4,373,596


                                MARKET GUIDE INC.
                                Statement of Cash Flows
                                (Unaudited)


                                                Six months
Six months ended ended
                                                August 31,
August 31, 1996 1997

Cash Flows From Operating Activities:
Net income                                      $(123,718)
$175,153

Adjustments  to reconcile net  income  to
net    cash   provided   from   operating
activities

Depreciation                                       374,277
231,690

Changes in assets and liabilities:
(Increase)/Decrease      in      accounts        (389,732)
314,010
receivable
(Increase)/Decrease in prepaid assets              138,327
(7,665)
(Increase)/Decrease in deposits and other                0
1,745
assets
Increase/(Decrease) in accounts payable           (24,970)
(163,146)
Increase/(Decrease) in unearned revenues           393,153
171,093

Total adjustments                                  491,055
547,727

Net cash from operating activities                 367,337
722,880

Cash Flows From Investing Activities:

Payments for purchase of fixed assets            (377,699)
(179,551)
Development  of  computer  software   and
product enhancements                             (697,853)
(270,309)

Net cash from investing activities             (1,075,552)
(449,860)

Cash Flows From Financing Activities:

Payments  for  notes  payable,  long-term
debt and capital leases                           (87,724)
(81,925)
Proceeds from capital leases                             0
188,839
Proceeds from line of credit                       263,005
0
Proceeds from issuance of employee  stock           13,841
21,260 plan
Proceeds from private placement of common                0
0 stock

Net cash from financing activities                 189,122
128,174

Net increase/(decrease) in cash                  (519,093)
401,194 Cash
at beginning of period                           1,230,893
680,783
Cash at end of period                             $711,800
$1,081,977



                                 Market Guide Inc.
                                 Note to Financial
Statements
                                 August 31, 1997


Note 1         INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc.
have been prepared
without audit, except for the balance sheet as of  February
28, 1997. In  the
 opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
 Operating results for the six months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year  ending February 28, 1998.

Note 2    BANK LINE OF CREDIT

During the second quarter ended August 31, 1997, the Company borrowed $263,005
 under its previously arranged line of credit with Fleet
Bank.  Proceeds were
 used to   fund acquisitions of  capital  equipment
(principally computers
 and peripherals). The bank line was used in lieu of alternative leasing arrangements used in the past.

Note 3    DEPRECIATION AND AMORTIZATION

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

Business

Market Guide Inc. was incorporated in the State of New York on March 23, 1983 as "The Unlisted Market Service Corporation." On September
3, 1986  the
 current corporate name was adopted. In 1996, the Company formed a new division, CreditRisk Monitor, to develop products and services for the corporate credit manager and other corporate applications.

The Company acquires, integrates, condenses and publishes accurate, timely, and objective financial and other information on publicly traded corporations, and markets this information to the financial, investment and credit communities, as well as to independent investors, in a cost effective manner.

The Market Guide Database covers over 9,500 companies
trading on the New  York,
 American, Nasdaq and  Over-the-Counter  Stock  Exchanges,
including   foreign companies  trading in the U.S. as
ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange
Commission, issued in press releases or
carried in other media reports and publications. Each company's fundamental information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.
Market Guide adds value, distinguishes itself from the competition, and serves its clients through its:

      Flexible database design which gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions

       Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, and short interest statistics giving users a complete perspective on each company
    Calculation of over 500 popular financial ratios, growth rates, and averages computed for the user's convenience and

     Carefully  planned, market tested display formats,
including  company  to industry
comparisons, that  allow users to  quickly  and  efficiently make carefully considered investment
and credit    decisions.


     Developing efficient, timely, cost-effective and easy to use delivery systems such as our CD/ROM based analytic service - Market Guide for Windows, our Internet site
     (www.marketguide.com) and the CreditRisk Monitor
Internet site (www.creditriskmonitor.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, the Internet, Market Guide for Windows (its proprietary analytic software) and a print publication. The CreditRisk Monitor division serves the need of corporate credit managers through an Internet-based service.



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

The information service vendors that currently distribute the Market Guide Database include:
Accutrade, American Association of Individual Investors, America Online, Ameritrade Holding,
Argus Research, Aufhauser, Automatic Data Processing, AIQ Systems, Inc., Bridge Information
Systems Inc., Briefing.com, Business Wire, CDA Technology, Ceres Securities, Charles Schwab
and Company, Data Broadcasting Corporation, Devsonshire Technology, Dial/Data, Dow Jones PIR
Corporate Profiles, Dow Jones Telerate, EDGAR Online, EuroAmerican Group, FactSet Research,
First   Call Corporation,  Global Market Information,
Go2Net, Holt Value Associates, IBM
Infomarket, ILX Systems Inc., Individual Investor Magazine, Instinet Analytics, Interactive
Data Corporation, Interactive Workplace, Internet Securities, Investools Inc., Los Angeles Times,
Money Club, MX Net, News Alert, NewsWare, Omega Research, OneSource Information Services, Inc.,
Pacific Brokerage Services, Papyrus Technology Inc., P.C. Quote, Inc., PointCast, PR Newswire, Prodigy
Services Company, Quote.com, Quotes Plus, Quotron Systems, Inc., Real Time Quotes, Inc.,
Reality Online, Reuters Ltd., Securities Data Corporation, Shark Information Services, Inc.
Snapshot Inc., Telemet America, Inc., Telescan, Inc., Track Data Corporation, Track Online, Vickers Stock
Research Corporation, Wall Street on Demand, Westergaard Publishing, Windows on Wall Street and Yahoo!.

Business Developments

Market Guide has developed an analytic software package, Market Guide for Windows, introduced in fiscal year 1996, that allows users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows is delivered on a CD/ROM in weekly, monthly or quarterly update formats.

In June 1996, the Company announced a multi-year contract with Reuters Limited which grants
Reuters' worldwide use of Market Guide's financial database.
To date,  this agreement represents
the largest single contract in Market  Guide's history.

The  Company  has an Internet site that has been in
operation since August 1996 .  It is anticipated
that this site  will  broaden  the Company's  ability to
sell and service its products directly
to end users.   The address  to our site is
http://www.marketguide.com. The Company also uses its Internet infrastructure to host cobranded sites and partnership with various vendors. Amongst our cobranded sites are discount brokerage firms such as Charles Schwab & Co., Ameritrade Holding, and Pacific Brokerage Services; and other sites such as Yahoo!, PointCast, the Los Angeles
Times and Individual Investor Magazine.

A version of the Market Guide for Windows software with a smaller information set is sold over the Internet to individual investors under the name
StockQuest. StockQuest was introduced in August
1996.

In September 1996, the Company formed a new division, CreditRisk Monitor (CRM). CRM is an
Internet-based financial information and real-time news service targeted towards the credit industry. After seven months of development work, the CreditRisk Monitor service was successfully introduced in April 1997.

In  September  1997, the Company announced a multi-year
agreement  with  America Online  to provide
financial  and  investment  information  to  AOL.   It   is
anticipated this service will become
operational in the third quarter of  fiscal 1998.

In  September  1997,  the Company also announced a
distribution  agreement  with Riemer Reporting
Services, Inc. to distribute CreditRisk Monitor  products
and services.   Riemer Reporting
Services is a leading provider of national credit network services to users of business credit information.

Publications

A quarterly print product called The Market Guide - Select Over the Counter Stock Edition is a single volume of 800 one-page reports on fast growing, profitable overthe-counter companies. The book also has a detailed company index listing 15 key statistics on each company in a tabular format. This index is very useful to investors searching for attractive investment opportunities.

Market Guide attempts to provide continuity of coverage so that subscribers to the book can keep following companies in which they have an interest.
However, from timeto-time the companies
covered do change due to mergers, acquisitions, bankruptcy, delisting or moving to the New York or American Stock Exchanges.

Companies dropped from the book are replaced by companies which are selected by using proprietary Market Guide selection criteria. The companies selected for inclusion in the book have, as a group, regularly outperformed the Nasdaq composite as a whole.

Database Enhancements

The Company continuously expands, enhances and improves the Market Guide Database based on customer suggestions and employee feedback.

In the fall of 1994, Market Guide introduced a completely new set of industry and sector classifications that reflect the current economy and are being incorporated into all of
Market Guide's products.

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

In the fall of 1995, the Company completed development of a historical pricing database to complement the financial information it had compiled. The pricing database contains both historical and current information for all issues trading on the New York and American Stock
Exchanges, the Nasdaq Stock Market, and selected OTC Bulletin Board Companies. The Market
Guide pricing database contains Open, High, Low, Close and Volume information on a daily basis beginning in 1983, with daily updates occurring each trading day.

In order to satisfy institutional investors' needs for extensive historical financial information, Market Guide increased the number of years of historical annual financial statements in the Market Guide database. With the culmination of this project, Market Guide now has annual financial statement information going back to 1983 for most companies on its database. As a result of the completion of this project, Market Guide believes it is now able to compete  for other  business where at least ten years of
historical data is  required.   The
information is currently being distributed within the OneSource US Equities product, the
Market Guide for Windows product, and through selected vendors.

In  fiscal  year  1997,  the Company began collecting
information  on  Dividend Reinvestment
Plans  (DRIPs).    The  DRIP  information  Market  Guide
collects includes restrictions, fees,
discounts and contacts on  over  900  plans.   The Company
will
continue to expand its DRIP database as more companies implement such plans for shareholder reinvestment of dividends.

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

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains both advertising supported and added cost content. Advertising supported content is free to the user and Market Guide expects to cover costs and generate profits from the sale of advertising. As of August 1997, advertising supported content included:

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

     The Market Guide Ratio Comparison Report, The Market
Guide Detailed
     Financials,

     The Market Guide ProVestor Report,

     The Earnings Estimate Report (in partnership with First
Call), and

     The Market Guide StockQuest Screening and Reporting application.

The Market Guide web site is very comprehensive with easy navigational capabilities.
It has been designed to handle all the needs of most investors. However, the Company continues to enhance the site with additional content, capabilities and educational aids. Future enhancements will include online trading capabilities and the sale of investment materials.

In addition to our own site, Market Guide's information is available on over 20 other web sites.
Most of these web partners also offer their users added cost services from Market Guide. These added cost services are delivered mostly through cobranded sites hosted by Market Guide.

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

CRM was formed specifically to leverage Market Guide's comprehensive database and state of-the-art technology through sales to a new market. CRM provides the credit community with a cost efficient, online credit and financial information
service.
The CRM information service consists of: CRM Company Reports, the CRM Alert Notification
Service, and the CRM Real-Time News Service.   The  CRM  web
site became operational in April
1997.

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


                       Market Guide Inc.
           Management's Discussion and Analysis of Financial
Condition
                   and Results of Operations
                        August 31, 1997

Results of Operations

For the three months ended August 31, 1997 compared to August 31, 1996

Total revenues for three months ended August 31, 1997 increased 50% to $1,679,313. The growth in revenues reflects increases of 28% in database vendor sales to $1,281,896 and 278% in Market Guide product sales to $383,996. The revenue growth is attributable to increases in sales to our traditional core of vendors that sell to the institutional, retail and individual investor marketplaces, new revenue from the addition of more than twenty Internet related vendors, growth in sales at our own web site (www.marketguide.com), incremental sales of Market Guide for Windows products, and the introduction of CreditRisk Monitor's
Internet-based service (www.creditriskmonitor.com) in the first quarter of this fiscal year.
Print product revenues, consisting mainly  of  the Market
Guide - Select OTC
Stock Edition, increased 4% to $13,421. Market Guide continues to concentrate on marketing electronic products and services.

Total operating expenses for three months ended August 31, 1997 increased 60% to $1,712,391. The largest component of this increase is expenses related to the CreditRisk Monitor division.
Cash outlays did not rise significantly from the previous quarter ended May 31, 1997, but expenses rose significantly due to expensing of CreditRisk Monitor's activities that had been capitalized until product introduction in April 1997.

Costs associated with increased staffing levels in all
departments, higher general and
administrative expenses, and increased sales and marketing
activities also contributed to the 60%
expense  increase. For financial  reporting purposes,
CreditRisk
Monitor sales are  recognized  over  a defined  period of
time and expenses are recorded as
incurred.   The  result  is that CreditRisk  Monitor
expenses continue to exceed recognizable sales. Management expects that CreditRisk Monitor will become profitable within one year of its introduction. Management also believes that CreditRisk
Monitor will develop into a major source of earnings and cash flow in the years to come.

Loss  from  operations  for three months ended August 31,
1997  totaled  $33,078 compared to
operating income of $45,068 for the three months ended
August  31, 1996. These  losses are
attributable to the start-up of  the  new  CreditRisk
Monitor division.   Without the expenses of
launching  this  new  division  and business line, Market
Guide would have recorded record profits in the quarter just ended.

Interest income for three months ended August 31, 1997 decreased 47% to $4,402. The decrease reflects lower cash balances throughout the quarter.

Interest  expense  for  three months ended August  31,  1997 increased  21%  to $18,513.Higher
interest expense reflects additional capital lease service requirements.

Net loss for the three months ended August 31, 1997 totaled
$49,189 compared  to net income of
$37,442 for the three months ended August 31, 1996. The loss reflects increased new product line costs as noted above.

For the six months ended August 31, 1997 compared to August
31, 1996

Total revenues for six months ended August 31, 1997
increased 39% to $3,125,326. The increase  in
revenues reflects a 20% increase in database vendor  sales
to $2,453,298 and Market  Guide
product sales growth of 253%  to  $642,858. The revenue
growth continues to reflect increases in
sales to our traditional  core of vendors  that  sell  to
the institutional, retail and
individual  investor marketplaces, new revenue from the
addition of more than twenty Internet
related vendors,  growth in sales from our own web site
(www.marketguide.com), incremental  sales
of Market  Guide  for  Windows  products, and the
introduction  of  CreditRisk Monitor's internet-
based  service  in  April  1997.   Print product  revenues,
consisting mainly of the Market Guide
- Select OTC Stock Edition, decreased 2% to $29,170. The decline in print product sales reflects
Market Guide's decision to concentrate on marketing electronic products and services.

Total operating expenses for six months ended August 31, 1997 increased 57% to $3,220,356. The largest component of this increase is expenses related to the Company's new CreditRisk
Monitor division. Costs associated with increased staffing levels in all departments, higher general and administrative expenses, and increased sales and marketing activities also contributed to the increased level of expenses in the six month interval. For financial reporting purposes,
CreditRisk Monitor sales are recognized over a defined period of time and expenses are recorded as incurred. The result is that expenses continue to exceed recognizable sales.
Management expects this trend to continue to a lessening degree throughout the remainder of this fiscal year.

Loss from operations for six months ended August 31, 1997 totaled $95,030 compared to operating income of $195,441 for the six months ended August 31, 1996. As noted above, the operating loss was primarily attributable to the recognition of costs associated with CreditRisk
Monitor, while associated revenues will continue to build steadily over time.

Interest income for six months ended August 31, 1997 decreased 16% to $12,563. The decrease reflects lower cash balances throughout the period.

Interest expense for six months ended August 31, 1997 increased 18% to $39,251. Higher interest expense reflects additional capital lease service requirements.

Net  loss for the six months ended August 31, 1997 totaled
$123,718 compared to net income of
$175,153 in the six months ended August 31, 1996. The loss reflects increased costs as noted above.

Liquidity and Capital Resources

As of August 31, 1997, the Company's working capital (current assets less current liabilities) decreased 45% to $801,996 when compared to the amount at February 28, 1997. The
Company's cash and cash equivalents decreased 42% to $711,800 when compared to the balance at February 28, 1997.
For the six months ended August 31, 1997, net cash provided by operating activities decreased 49% to $367,337 when compared to the six months ended August 31, 1996. The decrease reflects a higher accounts receivable balance related to CreditRisk Monitor sales and an operating loss. Partially offsetting this was a sharp increase in unearned revenues reflecting advance payments from certain customers.
For the six months ended August 31, 1997, net cash used in investing activities increased 139% to $1,075,552 when compared to the six months ended August 31, 1996. The increase reflects the Company's continued investment in product and database enhancements and in Market Guide's
Internet site.
For the six months ended August 31, 1997, net cash from financing activities increased
48% to $189,122 when compared to the six months ended August 31, 1996. This result reflects
$263,005 drawn from the line of credit for the purchase of computers and equipment.
The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.


                       Other Information
Item 1                                           Legal
Proceeding
The Company has commenced litigation in the United States District Court for the Eastern District of New York against Information Clearinghouse Inc. d/b/a F&D Reports ("ICI") and Lawrence Sarf.
The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with defendants' theft and use of the Company's newly designed proprietary slogan "On-Line, On-Time, OnTarget," developed for use with its Internet credit reporting system. The Company seeks injunctive relief, an accounting, monetary and punitive damages. Contemporaneously, an action was commenced in the Nassau County
Supreme Court by ICI against the Company, and primarily, three newly engaged employees. ICI claims misappropriation of proprietary information and trade secrets by the newly engaged employees, unfair competition, breach of fiduciary duty and tortious interference. While
ICIrequests injunctive relief as well as money damages, no request for any temporary relief has been sought. Management does not believe the pending actions will have a material effect on the business activities of the Company.

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


                                   MARKET GUIDE INC.
                                   (Registrant)

October 13, 1997                   /s/ Homi M. Byramji
Date                               President and CEO