Form 10-Q/A
period 1997-08-31
MARKET GUIDE INC
filed 1997-10-14
CIK 720462

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


MARKET GUIDE INC.
Balance Sheets

                                 August 31, 1997     February 28, 1997
                                     (Unaudited)


ASSETS
Current assets:
Cash                                    $711,800            $1,230,893
Accounts Receivable  (net
of allowance for doubtful                947,147               557,415
accounts)
Prepaid   expenses    and
other current assets                     125,303               263,630

Total current assets                   1,784,250             2,051,938

Property,    plant    and
equipment:
Furniture and equipment                1,311,679               936,097
Equipment   held    under
capital leases                            74,626                72,509

                                       2,329,254             1,951,555

Less:         accumulated
depreciation          and
amortization   (including
amortization  of  capital
leases  totaling $278,422
and $189,234 as of August
31, 1997 and February 28,                915,713               744,551
1997, respectively).

Net  property, plant  and
equipment                              1,413,541             1,207,004

Other assets:
Computer   software   and
product enhancements (net
of            accumulated              2,385,961             1,891,621
amortization)

Deposits and other assets                 78,085                78,085

Total other assets                     2,464,046             1,969,706

Total assets                          $5,661,837            $5,228,648







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


                                MARKET GUIDE INC.
                                Statement of Cash Flows
                                (Unaudited)

                                           Six months ended
                                           August 31,    August 31,
                                              1997        1996

Cash Flows From Operating Activities:
Net income                                   $(123,718)   $175,153

Adjustments  to reconcile net  income  to
net    cash   provided   from operating
activities

Depreciation                                  374,277        231,690

Changes in assets and liabilities:
(Increase)/Decrease  in accounts              (389,732)         314,010
receivable
(Increase)/Decrease in prepaid assets         138,327           (7,665)
(Increase)/Decrease in deposits and other        0              1,745
assets
Increase/(Decrease) in accounts payable        (24,970)         (163,146)
Increase/(Decrease) in unearned revenues        393,153         171,093

Total adjustments                               491,055         547,727

Net cash from operating activities              367,337         722,880

Cash Flows From Investing Activities:
Payments for purchase of fixed assets          (377,699)        (179,551)
Development  of  computer  software   and
product enhancements                            (697,853)       (270,309)

Net cash from investing activities             (1,075,552)      (449,860)

Cash Flows From Financing Activities:

Payments  for  notes  payable,  long-term
debt and capital leases                         (87,724)        (81,925)
Proceeds from capital leases                          0         188,839
Proceeds from line of credit                    263,005              0
Proceeds from issuance of employee  stock         13,841        21,260
plan Proceeds from private placement of common        0              0
stock

Net cash from financing activities               189,122        128,174

Net increase/(decrease) in cash                 (519,093)       401,194
Cash at beginning of period                     1,230,893      680,783
Cash at end of period                           $711,800   $1,081,977




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

The  Market Guide Database covers over 9,500 companies
trading on the New  York, American, Nasdaq and  Over-the-
Counter  Stock  Exchanges,  including   foreign companies
trading in the U.S. as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange
Commission, issued in press releases or carried in other media reports and publications. Each company's fundamental information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

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


Developing efficient, timely, cost-effective and easy to use delivery systems such as our CD/ROM based analytic service
Market Guide for Windows, our Internet site (www.marketguide.com) and the CreditRisk Monitor Internet site (www.creditriskmonitor.com).

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

For the six months ended August 31, 1997 compared to August 31, 1996

Total revenues for six months ended August 31, 1997 increased 39% to $3,125,326. The increase in revenues reflects a 20% increase in database vendor sales to $2,453,298 and Market Guide product sales growth of 253% to $642,858. The revenue growth continues to reflect increases in sales to our traditional core of vendors that sell to the institutional, retail and individual investor marketplaces, new revenue from the addition of more than twenty Internet related vendors, growth in sales from our own web site (www.marketguide.com), incremental sales of Market Guide for Windows products, and the introduction of CreditRisk Monitor's internetbased service in April 1997. Print product revenues, consisting mainly of the Market Guide
 - Select OTC Stock Edition, decreased 2% to $29,170. The decline in print product sales reflects Market Guide's decision to concentrate on marketing electronic products and services.

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