Form 10-Q/A
period 1997-08-31
MARKET GUIDE INC
filed 1997-11-03
CIK 720462

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



MARKET GUIDE INC.
                                 Balance Sheets
                                 August 31, 1997     February 28, 1997
                                     (Unaudited)


ASSETS
Current assets:
Cash                                    $711,800            $1,230,893
Accounts Receivable  (net
of allowance for doubtful                947,147               557,415
accounts)
Prepaid   expenses    and
other current assets                     125,303               263,630

Total current assets                   1,784,250             2,051,938

Property,    plant    and
equipment:
Furniture and equipment                1,311,679               936,097
Equipment   held    under
capital leases                            942,949            942,949
Leasehold improvements                     74,626             72,509

                                       2,329,254             1,951,555

Less:         accumulated
depreciation          and
amortization   (including
amortization  of  capital
leases  totaling $278,422
and $189,234 as of August
31, 1997 and February 28,                915,713             744,551
1997, respectively).

Net  property, plant  and
equipment                              1,413,541           1,207,004

Other assets:
Computer   software   and
product enhancements (net
of accumulated                         2,385,961           1,891,621
amortization)

Deposits and other assets                 78,085              78,085

Total other assets                     2,464,046           1,969,706

Total assets                          $5,661,837          $5,228,648














                            MARKET GUIDE INC.
                       Balance Sheets - continued
                                        August 31, 1997      February 28,
                                        1997 (Unaudited)
LIABILITIES  AND  STOCKHOLDERS'
EQUITY
Current Liabilities:
Current maturities of long-term
debt and capital leases                        $185,599         $176,012
Unearned revenues                               641,832         248,679
Accounts   payable  and   other
accrued expenses                                154,823         179,493

Total current liabilities                       982,254          604,184

Non-current liabilities:
Long-term   debt  and   capital
lease obligations, less current                729,257            564,262
maturities

Total non-current liabilities                  729,257            564,262

Commitments                                        -                -

Total liabilities                             1,711,511        1,168,446

Stockholders' equity:
Common stock - $.001 par value,
20,000,000  shares  authorized,
4,713,659 and 4,708,186  shares
issued  and outstanding  as  of
August  31,  1997 and  February               4,714             4,708
28, 1997, respectively

Capital in excess of par value              4,985,867         4,972,032

Accumulated deficit                       (1,040,255)         (916,538)

Total stockholders' equity                   3,950,326        4,060,202

Total liabilities and
stockholders' equity                         $5,661,837      $5,228,648















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

The  Market Guide Database covers over 9,500 companies
trading on the New  York, American, Nasdaq and  Over-theCounter
Stock  Exchanges,  including   foreign companies trading in the U.S.
as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports and publications. Each company's fundamental information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

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



Vendors

Market Guide works in partnership with financial information service vendors. The financial information service vendors combine data from various real time and historical information sources with their own analytic software and data delivery capability. Their sales forces sell the product and they also provide customer training and support services. Market Guide focuses on developing the highest quality information content and leveraging off the information vendor's sales force, software, information dissemination infrastructure and
customer base.   The  amount of data presented, its display
format, and the software's analytic capabilities vary depending upon the way each information provider defines its customers' needs, software capabilities, distribution technologies and preferred pricing strategies.

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

Publications

A  quarterly  print product called The Market Guide
Select Over the Counter Stock Edition is a single volume of 800 one-page reports on fast growing, profitable overthe-counter companies. The book also has a detailed company index listing 15 key statistics on each company in a tabular format. This index is very useful to investors searching for attractive investment opportunities.

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


                       Other Information
Item 1                               Legal Proceeding
The Company has commenced litigation in the United States
District Court for the Eastern District of New York against Information Clearinghouse Inc. d/b/a F&D
Reports ("ICI") and Lawrence Sarf. The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with defendants' theft and use of the Company's newly designed proprietary slogan "On-
Line, On-Time, OnTarget," developed for use with its Internet credit reporting system. The Company seeks injunctive relief, an accounting, monetary and punitive damages. Contemporaneously, an action was commenced in the Nassau County Supreme Court by ICI against the
Company,  and primarily, three  newly  engaged employees.
ICI claims misappropriation of proprietary information and trade secrets by the newly engaged employees, unfair competition, breach of fiduciary duty and tortious interference. While ICIrequests injunctive relief as well as money damages, no request for any temporary relief has been sought. Management does not believe the pending actions will have a material effect on the business activities of the Company.
Item 2         Changes in Securities

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