Form 10-Q
period 1997-11-30
MARKET GUIDE INC
filed 1998-01-14
CIK 720462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


                                    FORM 10-Q

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1997

                                      OR

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

Commission File Number:  2-91525-NY

                               MARKET GUIDE INC
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



Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X          No _______

4,718,171 Common shares, $.001 par value were issued and outstanding on January 2, 1998.






                                Table of Contents





Financial Statements

Balance Sheets as of November 30, 1997 (Unaudited) and February 28, 1997      3

Statement of Operations for the Three and Nine Months Ended
November 30, 1997 (Unaudited) and November 30, 1996 (Unaudited)               5

Statement of Cash Flows for the Nine Months Ended
November 30, 1997 (Unaudited) and November 30, 1996 (Unaudited)               6

Notes to Financial Statements                                                 7

Management's Discussion and Analysis of Financial
Condition and Results of Operations November 30, 1997                        14

Other Information                                                            17

Signature                                                                    18




                                MARKET GUIDE INC.
                                 Balance Sheets




                                                                      November 30, 1997                  February 28, 1997
                                                                            (Unaudited)


ASSETS
Current assets:
   Cash                                                        $                    692,456     $                 1,230,893
   Accounts Receivable (net of allowance for doubtful
  accounts)                                                                       1,179,463                         557,415
   Prepaid expenses and other current assets                                        119,640                         263,630
                                                                  --------------------------       -------------------------
      Total current assets                                                        1,991,559                       2,051,938

Property, plant and equipment:
   Furniture and equipment                                                        1,497,700                         936,097

   Equipment held under capital leases                                              942,949                         942,949
   Leasehold improvements                                                            76,710                          72,509
                                                                  --------------------------       -------------------------
                                                                                  2,517,359                       1,951,555

Less:  Accumulated depreciation and amortization
(including amortization of capital leases totaling
$323,016 and $189,234 as of November 30, 1997 and February
28, 1997, respectively)                                                           1,012,962                         744,551
                                                                  --------------------------       -------------------------

Net property, plant and equipment                                                 1,504,397                       1,207,004

Other assets:
   Computer software and product enhancements (net
   of accumulated amortization)                                                   2,595,153                       1,891,621
   Deposits and other assets                                                         78,083                          78,085
                                                                  --------------------------       -------------------------

      Total other assets                                                          2,673,236                       1,969,706
                                                                  --------------------------       -------------------------

         Total assets                                          $                  6,169,192     $                 5,228,648







                                MARKET GUIDE INC.
                           Balance Sheets - continued



                                                                                November 30, 1997               February 28, 1997
                                                                                      (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt and capital leases                $                  190,496     $               176,012
   Unearned revenues                                                                         936,951                     248,679

   Accounts payable and other accrued expenses                                               266,649                     179,493
                                                                             ------------------------       ---------------------
      Total current liabilities                                                            1,394,096                     604,184

Non-current liabilities:
    Long-term debt and capital lease obligations, less
    current maturities                                                                       796,330                     564,262
                                                                             ------------------------       ---------------------

       Total non-current liabilities                                                         796,330                     564,262

Commitments                                                                                        0                           0
                                                                             ------------------------       ---------------------

        Total liabilities                                                                  2,190,426                   1,168,446

Stockholders' equity:
   Common stock - $.001 par value;  20,000,000 shares authorized,  4,718,171 and
     4,708,186  shares  issued  and  outstanding  as of  November  30,  1997 and
     February 28,
     1997, respectively                                                                        4,718                       4,708
   Capital in excess of par value                                                          4,996,811                   4,972,032
   Accumulated deficit                                                                   (1,022,763)                   (916,538)
                                                                             ------------------------       ---------------------

       Total stockholders' equity                                                          3,978,766                   4,060,202
                                                                             ------------------------       ---------------------

          Total liabilities and stockholders' equity                      $                6,169,192     $             5,228,648






                                MARKET GUIDE INC.
                             Statement of Operations
                                   (Unaudited)


                                                For the 3 Months Ended                        For the 9 Months Ended
                                           ---------------------------------              --------------------------------
                                                  Nov. 30,           Nov. 30,                Nov. 30,          Nov. 30,
                                                    1997               1996                    1997              1996
Revenues:
   Database vendors                                 $1,229,699          $1,067,546             $3,682,997        $3,104,059
   Market Guide products                               502,582             173,353              1,145,440           355,487
   Print product                                        11,014               15,789                40,184             45,416
                                                  ------------         -----------           ------------      -------------

      Total revenues                                 1,743,295           1,256,688              4,868,621         3,504,962

Expenses:
   Salaries, payroll taxes & employee                1,033,111             693,961              2,972,261         1,956,084
     benefits
   Database and product costs                          223,783             169,879                638,063           510,773
   General and administrative                          388,910             229,850              1,082,941           621,529
   Advertising and promotion                             62,396             38,946                 235,291            97,063
                                                  ------------       -------------           ------------        ----------

   Total expenses                                    1,708,200          1,132,636               4,928,556         3,185,449
                                                  -------------      -------------           -------------    -------------

Income from operations                                  35,095             124,052               (59,935)           319,513
Interest income                                          4,373               7,985                 16,937            22,870
Interest expense                                        21,975               23,163                 61,227            56,365
                                                  -----------          -----------           ------------      ------------

   Income before income taxes                           17,493             108,874              (104,225)           286,018
   Provision for income taxes                                 0               1,533                 2,000              3,503
                                                  ------------          ----------          -------------         ---------

   Net income                                          $17,493            $107,341             ($106,225)          $282,515

Earnings per share:
   Primary                                               $0.00               $0.03                ($0.02)             $0.07
   Fully diluted                                         $0.00               $0.02                ($0.02)             $0.06

Weighted average number of shares outstanding:
   Primary                                           4,713,709           4,195,172              4,710,560         4,191,832
   Fully diluted                                     4,753,709           4,378,601              4,741,287         4,375,261






                                MARKET GUIDE INC.
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                     For the 9 Months Ended
                                                                                Nov. 30,                Nov. 30,
                                                                                  1997                    1996

Cash Flows From Operating Activities:

Net income                                                               $         (106,225)     $           282,515
                                                                            -----------------       -----------------
Adjustments to reconcile net income to net cash provided from operating activities
     Depreciation and amortization                                                   584,515                 368,108
Changes in assets and liabilities:

(Increase)/Decrease in accounts receivable                                         (622,048)                 163,728
(Increase)/Decrease in prepaid assets                                                143,990                  10,086
(Increase)/Decrease in deposits and other assets                                           2                 (6,513)
Increase/(Decrease) in accounts payable                                               87,156                (73,108)
Increase/(Decrease) in unearned revenues                                             688,272                 255,026
                                                                            -----------------       -----------------
   Total adjustments                                                                 881,887                 717,327
                                                                            -----------------       -----------------
Net cash from operating activities                                                   775,662                 999,842
                                                                            -----------------       -----------------

Cash Flows From Investing Activities:

Payments for purchase of fixed assets                                              (561,603)               (429,470)
Payments for leasehold improvements                                                  (4,201)                (17,647)
Development of computer software and product enhancements                        (1,019,635)               (639,688)
                                                                            -----------------       -----------------

Net cash from investing activities                                               (1,585,439)             (1,086,805)
                                                                            -----------------       -----------------

Cash Flows From Financing Activities:

Payments for notes payable, long-term debt and capital leases                      (133,079)               (111,137)
Proceeds from capital leases                                                               0                 380,215
Proceeds from equipment line of credit                                               379,630                       0
Proceeds from sale of stock under employee stock plan                                 24,789                  26,464
Proceeds from private placement of common stock                                            0                       0
                                                                            -----------------       -----------------

Net cash from financing activities                                                   271,340                 295,542
                                                                            -----------------       -----------------

Net increase/(decrease) in cash                                                    (538,437)                 208,579
Cash at beginning of period                                                        1,230,893                 680,783
                                                                            -----------------       -----------------

Cash at end of period                                                    $           692,456     $           889,362



                                Market Guide Inc.
                          Notes to Financial Statements
                                November 30, 1997



Note 1            INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have been prepared without audit, except for the balance sheet as of February 28, 1997. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998.

Note 2            BANK LINE OF CREDIT

On September 1, 1997, the Company and Fleet Bank extended the line of credit for an additional year with all the original terms and conditions remaining in effect. The line of credit extension expires on August 31, 1998.

During the third quarter ended November 30, 1997, the Company borrowed an additional $116,625 under its line of credit with Fleet Bank. As of November 30, 1997, the Company had borrowed a total of $379,630 for the purpose of funding purchases of capital equipment (principally computers and peripherals). The bank line was utilized in lieu of alternative leasing arrangements used in the past.

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

Note 4            COMMON SHARES OUTSTANDING

In January 1997, Market Guide sold 343,363 shares of common stock in a private placement to selected investors.

     Shares outstanding as of November 30, 1996        4,196,905
     Shares sold in private placement                  343,363
     Shares sold under employee stock purchase plan    11,569
     Shares sold and exercised in options              166,334

     Shares outstanding November 30, 1997              4,718,171



Business

Market Guide Inc. was incorporated in the State of New York on March 23, 1983 as "The Unlisted Market Service Corporation." On September 3, 1986 the current corporate name was adopted. In 1996, the Company formed a new division, CreditRisk Monitor, to develop products and services for the corporate credit manager and other applications delivered to corporate subscribers over the Internet (www.creditriskmonitor.com).

Market Guide acquires, integrates, condenses and publishes accurate, timely, and objective financial and other information on publicly traded corporations, and markets this information to the financial, investment and credit communities, as well as to independent investors, in a cost effective manner.

The Market Guide Database covers over 10,000 companies trading on the New York, American, Nasdaq and Over-the-Counter Stock Exchanges, including foreign companies trading in the U.S. as ADRs and ADSs. The content created by Market
Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports and publications. Each company's fundamental information is updated at least four and often more than eight times a year, as soon as the relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

Market Guide adds value, distinguishes itself from the competition, and serves its clients through:

o        Its ability to retain the unique reporting details of each company.
         This gives users important insights not available in competitive databases, and enables them to make better informed investment decisions;
o        Inclusion of auxiliary  information such as earnings  estimates,  price
         performance,   relative   price   performance,   summary   insider  and
         institutional ownership statistics, bond ratings, and short interest statistics giving users a complete perspective on each company;
o Calculation of over 500 popular financial ratios, growth rates, and averages computed for the user's convenience; o Carefully planned, market tested display formats, including company to industry comparisons, that allow users to quickly and efficiently make carefully considered investment and credit decisions; and
o Developing efficient, timely, cost-effective and easy to use delivery systems such as our CD/ROM based analytic service - Market Guide for Windows, our Internet site (www.marketguide.com) and the CreditRisk Monitor Internet site (www.creditriskmonitor.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, the Internet site (www.marketguide.com), Market Guide for Windows (its proprietary CD/ROM based analytic software) and a print publication.

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

The information service vendors that currently distribute the Market Guide Database include: Accutrade; American Association of Individual Investors; Ameritrade Holding; Argus Research; Aufhauser; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; Briefing.com; Business Wire; CDA Technology; Charles Schwab and Company; Data Broadcasting Corporation; Devonshire Technology; Dial/Data; Dow Jones PIR Corporate Profiles; Dow Jones
Telerate;   EuroAmerican   Group;   FactSet  Research;   First  Call
Corporation; Global Market Information; Go2Net; Holt Value Associates; IBM Infomarket; ILX Systems Inc.; Individual Investor Magazine; Instinet Analytics; Interactive Data Corporation; Interactive Workplace; Internet Securities; Investools, Inc.; Los Angeles Times; Money Club; MX Net; News Alert; NewsWare; Omega Research; OneSource Information Services, Inc.; Pacific Brokerage Services; Papyrus Technology Inc.; P.C. Quote, Inc.; PointCast; PR Newswire; Prodigy Services Company; Quote.com; Quotes Plus; Quotron Systems, Inc.; Real Time Quotes, Inc.; Reality Online; Reuters Ltd., Securities Data Corporation; Shark Information Services, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Track Online; Vickers Stock Research Corporation; Wall Street on Demand; Westergaard Publishing; Windows on Wall Street and Yahoo!

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

The Company's Internet site began operation in August 1996. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users. The address to our site is http://www.marketguide.com. The Company also uses its Internet infrastructure to host co-branded sites and partnership with various vendors. Amongst our co-branded sites are brokerage firms such as Charles Schwab & Co., Ameritrade Holding, and Pacific Brokerage Services; and other sites such as Yahoo!, PointCast, the Los Angeles Times and Individual Investor Magazine.

A version of the Market Guide for Windows software with a smaller information set is sold over the Internet to individual investors under the product name StockQuest. StockQuest was also introduced in August 1996.

In September 1996, the Company formed a new division, CreditRisk Monitor (CRM). CRM is an Internet-based financial information and real-time news service targeted towards the credit industry. After seven months of development work, the CreditRisk Monitor service was successfully introduced in April 1997.

In September 1997, the Company announced a multi-year agreement with America Online to provide financial and investment information to AOL. It is anticipated this service will become operational in March 1998.

In September 1997, the Company also announced a distribution agreement with Riemer Reporting Services, Inc. to distribute CreditRisk Monitor products and services. Riemer Reporting Services is a leading provider of national credit network services to users of business credit information.

In December 1997, the Market Guide database became accessible through FactSet Data Systems, a premier service for the professional investor.

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

Market Guide attempts to provide continuity of coverage so that subscribers to the book can keep following companies in which they have an interest. However, from time-to-time the companies covered do change due to mergers, acquisitions, bankruptcy, delisting or moving to the New York or American Stock Exchanges.

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

These industry and sector classifications will help investors:

o Identify which industry and sectors are outperforming the market or have fallen from favor; o Compare companies to a well defined peer group; o Permit investors to construct and analyze industry aggregate financial characteristics;
o Properly construct portfolios to ensure adequate diversification; and o Make well reasoned asset allocation decisions.

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

In June 1997, the Company began creating new software and systems to enable it to collect more information on more companies; do it better and faster; and to create new products more quickly and inexpensively. Using state-of-the-art Microsoft SQL Server software, these new systems will give Market Guide competitive database superiority and strategic advantages in product flexibility.

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains both advertising supported subscription based content.

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

In addition to our own site, Market Guide's information is available on over 20 other web sites. Most of these web partners also offer their users added cost services from Market Guide that are delivered through co-branded sites hosted by Market Guide.

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

In November 1997, the Market Guide Board of Directors was presented with a request to consider, in principle, a divisional management led purchase of the CreditRisk Monitor division. The directors agreed to consider and evaluate any proposal received.

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





                                   Market Guide Inc.
              Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations
                                    November 30, 1997

Results of Operations

For the three months ended November 30, 1997 compared to November 30, 1996

Total revenues for three months ended November 30, 1997 increased 39% to $1,743,295. The growth in revenues reflects increases of 15% in database vendor sales to $1,229,699 and 190% in Market Guide product sales to $502,582. The revenue growth is attributable to continued sales to our traditional core of vendors that sell to the institutional, retail and individual investor marketplaces, new revenue from the addition of more than twenty Internet related vendors, growth in sales at our own web site (www.marketguide.com), incremental sales of Market Guide for Windows products, and the introduction of CreditRisk Monitor's Internet-based service (www.creditriskmonitor.com). Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, decreased 30% to $11,014. Market Guide continues to concentrate on marketing electronic products and services.

Total operating expenses for three months ended November 30, 1997 increased 51% to $1,708,200. The largest component of this increase continues to be salaries and operating expenses related to the CreditRisk Monitor division. Also contributing to the increase in operating expenses were costs associated with increased staffing levels in all departments, higher general and administrative expenses, and increased sales and marketing activities. For financial reporting purposes, CreditRisk Monitor sales are recognized over the full contract period and expenses are recorded as incurred. The result is that CreditRisk Monitor expenses substantially exceed recognized sales.

Net income from operations for three months ended November 30, 1997 decreased 72% to $35,095. The sharp decline in net income from operations is attributable to the start-up of the CreditRisk Monitor division.

Interest income for three months ended November 30, 1997 decreased 45% to $4,373. The decrease reflects lower cash balances throughout the quarter.

Interest expense for three months ended November 30, 1997 decreased 5% to $21,975. The slight decline in interest expense reflects a higher portion of the monthly capital lease payments being applied to principal reductions.

Net income for the three months ended November 30, 1997 decreased 84% to $17,493. The decline in net income from the comparable quarter one year ago is primarily attributable to expenses related to the CreditRisk Monitor division. The third quarter marked the return to profitability for Market Guide after three consecutive quarterly losses.

For the nine months ended November 30, 1997 compared to November 30, 1996

Total revenues for the nine months ended November 30, 1997 increased 39% to $4,868,621. The increase in revenues reflects a 19% increase in database vendor sales to $3,682,997 and Market Guide product sales growth of 222% to $1,145,440. The revenue growth continues to reflect increases in sales to our traditional core of vendors that sell to the institutional, retail and individual investor marketplaces, new revenue from the addition of more than twenty Internet related vendors, growth in sales from our own web site (www.marketguide.com), incremental sales of Market Guide for Windows products, and the introduction of CreditRisk Monitor's internet-based service in April 1997. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, decreased 12% to $40,184. The decline in print product sales reflects Market Guide's decision to concentrate on marketing electronic products and services.

Total operating expenses for the nine months ended November 30, 1997 increased 55% to $4,928,556. The largest component of this increase continues to be salaries and operating expenses related to the CreditRisk Monitor division. Costs associated with increased staffing levels in all departments, higher general and administrative expenses, and increased sales and marketing activities also contributed to the increased level of expenses in the period. For financial reporting purposes, CreditRisk Monitor sales are recognized over the entire subscription period and expenses are recorded as incurred. The result is that CRM expenses exceed recognized sales.

Loss from operations for the nine months ended November 30, 1997 totaled $59,935 compared to operating income of $319,513 for the nine months ended November 30, 1996. As noted above, the operating loss was primarily attributable to the recognition of costs associated with CreditRisk Monitor, while associated revenues will continue to build steadily over time.

Interest income for the nine months ended November 30, 1997 decreased 26% to $16,937. The decrease reflects lower cash balances throughout the period.

Interest expense for the nine months ended November 30, 1997 increased 9% to $61,227. Higher interest expense reflects additional capital lease service requirements.

Net loss for the nine months ended November 30, 1997 totaled $106,225 compared to net income of $282,515 in the nine months ended November 30, 1996. The loss reflects increased costs as noted above.

Liquidity and Capital Resources

As of November 30, 1997, the Company's working capital (current assets less current liabilities) decreased 59% to $597,463 when compared to the amounts at February 28, 1997. The Company's cash and cash equivalents decreased 44% to $692,456 when compared to the balance at February 28, 1997.

For the nine months ended November 30, 1997, net cash provided by operating activities decreased 22% to $775,662 when compared to the nine months ended November 30, 1996. The decrease reflects a higher accounts receivable balance related to CreditRisk Monitor sales and an operating loss. Partially offsetting this was a sharp increase in unearned revenues reflecting advance payments from certain customers, higher non-cash expenses (depreciation and amortization), and the accrual of one payroll week.

For the nine months ended November 30, 1997, net cash used in investing activities increased 46% to $1,585,439 when compared to the nine months ended November 30, 1996. The increase reflects the Company's continued investment in product and database enhancements and in Market Guide's Internet site.

For the nine months ended November 30, 1997, net cash from financing activities decreased 8% to $271,340 when compared to the nine months ended November 30, 1996. This result reflects increased payments to the Fleet Line of Credit. In the third quarter, the Company and Fleet Bank extended the line of credit for an additional year with all the original terms and conditions remaining in effect. The line of credit extension expires on August 31, 1998.

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




                                                          MARKET GUIDE INC.
                                                          (Registrant)

                                                          /s/ Homi M. Byramji
Date                                                      HOMI M. BYRAMJI
January 15, 1998                                          President and CEO