Form 10-K
period 1998-02-28
MARKET GUIDE INC
filed 1998-05-29
CIK 720462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended
February 28, 1998                       Commission File Number:  291525-NY
-----------------                       ----------------------------------


                                MARKET GUIDE INC.

New York                                     11-2646081
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

                                Yes X No _______

As of May 15, 1998, the aggregate market value of the voting stock held by non-affiliates, 2,555,899 shares of Common Stock, $.001 par value, was $24,281,041 based on the closing price of $9.50 for one share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, as of May 15, 1998 was 4,748,594.

                                     PART I

Item 1:  Business

Business

Market Guide Inc. was incorporated in the State of New York on March 23, 1983 as "The Unlisted Market Service Corporation." On September 3, 1986 the current corporate name was adopted. In 1996, the Company formed a new division, CreditRisk Monitor, to develop services for the corporate credit manager.

The Company acquires, integrates, condenses and publishes accurate, timely, and objective financial and other information on publicly traded corporations, and markets this information to the financial, investment and credit communities, as well as to independent investors through the Internet (www.marketguide.com) and other distribution channels in a cost effective manner.

The Market Guide Database covers over 9,200 companies traded on the New York Stock Exchange, American Stock Exchange, Nasdaq and Over-the-Counter Stock Markets, including foreign companies trading in the U.S. as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

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

         Developing efficient, timely, cost-effective and easy to use software delivery systems such as Market Guide for Windows, our Internet site (www.marketguide.com) and the CreditRisk Monitor site (www.creditriskmonitor.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, the Internet, Market Guide for Windows (its proprietary analytic software) and a print publication. The CreditRisk Monitor division serves the need of corporate credit managers through an Internet based service.

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

Information service vendors that currently distribute the Market Guide Database include: Accutrade; America Online; American Association of Individual Investors; Ameritrade; Argus Research; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; Business Wire, Inc.; Charles Schwab and Company; Charter Media; Data Broadcasting Corporation; Dow Jones Markets; First Call Corporation; Global Market Information; Holt Value Associates; Horsesmouth LLC; ILX Systems Inc.; Individual Investor Group; InfoSpace Inc.; Instinet Analytics; Interactive Data Corporation; Internet Securities, LLC; Lycos; News Alert, Inc; OneSource Information Services, Inc.; P.C. Quote, Inc.; Pointcast; Prodigy Services Company; Quotes Plus; Quotron Systems, Inc.; Real Time Quotes, Inc.; Reality Online; Reuters PLC; Securities Data Corporation; Shark Information Services, Inc.; Siebel Systems, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Vickers Stock Research Corporation; Waterhouse Securities, Inc.; Windows on Wall Street; and Yahoo!.

In April 1998, Market Guide's information was introduced on America Online, and in May 1998, on Alta Vista.

Business Developments

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

Market Guide's analytic software package, Market Guide for Windows (MGW), was introduced in fiscal year 1996. This product permits users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows is delivered on a CD/ROM with weekly or monthly updates.

In June 1996, the Company announced a multi-year contract with Reuters Limited which grants Reuters' worldwide use of Market Guide's financial database. To date, this agreement represents the largest single contract in Market Guide's history.

The Company has an Internet site that has been in operation since the second quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users. The address to our site is http://www.marketguide.com. The Company also uses its Internet infrastructure to host co-branded sites and to work in partnership with various vendors. In addition to distributing the information through many Internet based services, Market Guide also hosts co-branded sites for brokerage firms such as Ameritrade and Charles Schwab, as well as search engines including Yahoo!.

The same Market Guide for Windows software with a smaller information set is sold over the Internet to individual investors under the name StockQuest. StockQuest was introduced in August 1996.

Also in August 1996, the Company formed a new division, CreditRisk Monitor ("CRM"). CRM is an Internet-based financial information and real-time news service targeted towards the corporate credit function. After seven months of development work, the CreditRisk Monitor service was successfully introduced in April 1997.

Publications

The Company's quarterly print product, The Market Guide - Select Over the Counter Stock Edition, is a single volume of 800 one-page reports on fast growing, profitable over-the-counter companies. Each quarterly book features a somewhat different set of 800 companies. The book also has a detailed company index listing 15 key statistics on each company in a tabular format. This index is very useful to investors searching for attractive investment opportunities.

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

Database Enhancements

The Company continuously expands, enhances and improves the Market Guide Database and related software capabilities based in part upon customer suggestions and employee feedback. In 1988, the Company added the New York and American Stock Exchange companies to its then current universe of Nasdaq and "pink sheet" companies.

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

In late 1993 the Company began to track short interest information published monthly by U.S. stock exchanges and markets.

In early 1994 the Company began subscribing to and processing the Securities and Exchange Commission's (SEC's) Electronic Data Gathering Analysis and Reporting (EDGAR) service. This permitted access to source documents (10-Ks, 10-Qs, etc.) ten days to two weeks earlier than in previous years. Record levels of timeliness for the Market Guide Database have subsequently been attained.

In the fall of 1994, Market Guide introduced completely new industry and sector classifications that reflect the current economy and are being incorporated into all of Market Guide's products.

These industry and sector classifications will help investors:

Identify which industries and sectors are outperforming the market or have fallen from favor; o Compare companies to a well-defined peer group;

Analyze and review industry and sector financial and investment characteristics;

Properly  construct  portfolios to ensure adequate  diversification;  and

Make well reasoned asset allocation decisions.

In the fall of 1995, the Company completed development of a historical pricing database to complement the financial information it has compiled. The pricing database contains both historical and current information for all issues trading on the New York and American Stock Exchanges, the Nasdaq Stock Market, and selected OTC Bulletin Board and Pink Sheet Companies. The Market Guide pricing database contains Open, High, Low, Close and Volume information on a daily basis beginning in 1983, with daily updates occurring each trading day.

In order to satisfy institutional investors' needs for extensive historical financial information, Market Guide increased the number of years of historical annual financial statements in the Market Guide database. With the culmination of the "Big Ten" project, Market Guide now has annual financial statement data going back to 1983 for most companies on its database. As a result of the "Big Ten" project, Market Guide is now able to compete for other business where at least ten years of historical data is required. This information is currently being distributed within the OneSource US Equities product, the Market Guide for Windows product, and through selected vendors.

In fiscal year 1997, the Company began collecting information on Dividend Reinvestment Plans (DRIPs). The DRIP information Market Guide collects includes restrictions, fees, discounts and company contacts on over 900 plans. The Company will continue to expand its DRIP database as more companies sponsor such plans.

In fiscal year 1997, the Company incorporated Senior Debt Ratings into its database. The debt ratings offered on the Market Guide Database are provided by Fitch Investors Service, LP; Moody's Investors Service; and Standard & Poor's Rating Group. Ratings data includes current ratings, prior ratings, and the accompanying dates. Using these ratings, Market Guide has constructed average company and industry ratings information.

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains both advertising supported and added cost content. Advertising supported content is free to the user and Market Guide expects to cover its costs and generate profits from the sale of advertising. As of February 1998, the advertising supported content included:

     Real time price quotes;

     News (in partnership with News Alert);

     Market Guide's Company Snapshot Reports;

     Market Guide's What's Hot/What's Not service that identifies the price performing leaders and laggards by sector, industry and company over various time periods; and

     Price charts (in partnership with Neural Applications Corp.)

For users who wish to have more comprehensive information, added cost content is available for nominal per report or subscription based fees. The added cost content includes:

     The Market  Guide Quick Facts  Report;

     The Market Guide  Company  Profile Report;

     The Market  Guide  Ratio  Comparison  Report;

     The  Market  Guide Detailed  Financials;

     The Market Guide ProVestor Report;

     The Market Guide ProVestor Plus Report;

     The Earnings  Estimate Report (in partnership with First Call); and

     Market Guide StockQuest Screening Software and Reporting applications.

In addition to our own site, Market Guide's information is available on more than 30 other web sites. Most of these web partners also offer their users added cost services from Market Guide. These added cost services are delivered mostly through co-branded sites hosted by Market Guide.

CreditRisk Monitor

Market Guide's newest division, CreditRisk Monitor (CRM), is a new online information and news service that follows more than 375 U.S. publicly held domestic retail chains and wholesalers. This online service is accessible through the Internet (www.creditriskmonitor.com) and has been designed to provide corporate credit managers with the analytical tools necessary to analyze and follow, on a daily basis, all the public companies they do business with.

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

Business Facilities

In October 1994, the Company relocated its principal place of business to new headquarters in Lake Success, New York. Lake Success is located on the Queens (New York City) - Nassau County (Long Island) border. The Company currently maintains two office suites in this complex, Suite South 200 which totals 13,500 square feet, and Suite West 290 which totals 5,500 square feet.

In June 1996, the Company leased a sales office in Chicago, Illinois. This space totals 572 square feet and is staffed by a full time sales representative. This office will be closed in May, 1998.

Reverse Stock Split

The Company instituted a one-for-four reverse stock split on October 16, 1995.

Competition

The investment and financial information industry is highly competitive with many different firms serving the industry's needs. There are numerous print and electronic publishers of information for the investment community, most of whom have been in business longer, are better known and whose financial resources exceed those of the Company. Among the better known competitors are: Standard & Poor's, Moody's, Value Line and Disclosure.

The Company believes that it is distinguished from much of the competition as it compiles, maintains, and publishes one of the largest databases of investment quality information. Market Guide also competes by providing database structure and content that help users make better informed decisions and through the effective use of technology that enables the Company to be a price leader.

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

The principal methods of competition between the companies engaged in the historical financial information business are: accuracy of data; timeliness of database updating; size of the universe presented; depth of coverage of each company in the universe; number of years of coverage; methods of delivery to the end user; the inclusion of analysis or opinion; customer/vendor support; and price.

Personnel

The Company currently has a staff of 86 full-time employees, down from 87 full time personnel at the same time one year ago.

Year 2000 Compliance

The Company is currently conducting a comprehensive review of its computer systems and software to assess its exposure to Year 2000 issues. Based upon a preliminary assessment, management believes the Company's systems are compliant or will be compliant by the end of 1998. All maintenance and modification costs are being expensed as incurred. The costs associated with Year 2000 compliance have not been, nor are they anticipated to be, material to the Company's financial position or results of operations.


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

The facility has permitted the Company to acquire the services of several additional sales and marketing personnel with space designated and furnishings in place for additional persons in the fields of marketing, sales and customer support.

The facility contains specifically constructed spaces for the Company's extensive computer and programming activities. Space exists for the expansion and support of current and anticipated on-line services, vendor delivery, and Internet services.

In June 1996, the Company leased 572 square feet in Chicago, Illinois. The space is being used as a sales office from which one dedicated sales professional is managing selected existing vendors and generating new business. This office will be closed in May, 1998.

Item 3:  Legal Proceedings

In December 1996, the Company commenced litigation in the United States District Court for the Eastern District of New York against Information Clearinghouse, Inc. d/b/a F&D Reports (ICI) and Lawrence Sarf. The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with the defendant's theft and use of the Company's proprietary slogan, "On-Line, On-Time, On-Target," developed for use with its Internet based credit reporting service, CreditRisk Monitor. Market Guide seeks damages in an amount exceeding $5 million, plus injunctive and declaratory relief. ICI has filed an Answer responding to the Complaint and denying all material allegations. Discovery has been completed and ICI has indicated an intention to file a pre-trial motion on or before June 9, 1998. Pending the determination of any such motion, litigation counsel to the Company cannot give assurance as to the relative likelihood of any particular outcome in this proceeding, and declines to do so.

ICI has commenced a separate action in state court against three former ICI employees, Market Guide and individual Market Guide employees arising from use of alleged trade secret information. ICI has asserted claims under New York common law seeking injunctive relief and monetary damages in the estimated amount of $4.3 million. The Company has denied all material allegations from the outset of this suit, and the Company intends to continue its vigorous defense of ICI's claims. At the outset of the case, ICI moved for injunctive relief and Market Guide moved to dismiss all claims. The Court denied ICI's request for injunctive relief and the Company's motion. Deposition discovery is underway, and is scheduled to be completed by July 7, 1998. In view of the fact that discovery is ongoing, outside litigation counsel to the Company cannot give assurance as to the relative likelihood of any particular outcome in the proceeding and declines to do so.

Item 4:  Submission of Matters for a Vote of Security Holders

None.

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock was previously traded on the OTC Bulletin Board under the symbol MARG for the 1997 fiscal year. Effective March 5, 1997, the Company's stock commenced trading on the Nasdaq SmallCap Market under the symbol MARG. The table below sets forth, for the fiscal periods shown, the high and low closing prices for the Common Stock as reported by a brokerage firm active in the shares of the Company's Common Stock (as adjusted for the one-for-four reverse stock split in October 1995). On February 27, 1998, the last reported sale price of the Common Stock as reported on the Nasdaq SmallCap Market was 2 5/8 per share.

         Fiscal 1998                                 High              Low

         First Quarter                               4 3/8             2 1/4
         Second Quarter                              3 3/4             2 3/8
         Third Quarter                               3 1/2             1 3/4
         Fourth Quarter                              3 1/8             2 1/4


         Fiscal 1997                                 High              Low

         First Quarter                               5 3/32            3 1/4
         Second Quarter                              5 1/4             3 1/4
         Third Quarter                               4 1/8             2 3/4
         Fourth Quarter                              4 3/4             2 7/8

On February 28, 1998 there were 450 holders of record of the Common Stock of the Company. The Company estimates the number of beneficial owners of the Company's Common Stock on February 28, 1998 to be approximately 800.

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



                                              SUMMARY OPERATING DATA


Fiscal Year           February 28,         February 28,          February 29,         February 28,          February 28,
Ended                     1998                 1997                  1996                 1995                  1994
                     ---------------      ---------------       ----------------      --------------       ---------------

Total             $       6,899,977    $       4,776,418     $        3,999,759    $      2,687,950     $       2,001,118
Revenues (1)

Net Income                    6,637              258,329                507,179             338,438               248,202

Diluted                         .00                  .06
Earnings Per                                                                .12                 .08                   .07
Share (2)

Weighted
Average                   4,755,905            4,408,378                                                        3,630,819
  Number of                                                           4,401,135           4,256,999
Shares
  Outstanding





                           SUMMARY BALANCE SHEET DATA

Fiscal Year           February 28,         February 28,          February 29,         February 28,          February 28,
Ended                     1998                 1997                  1996                 1995                  1994
                     ---------------      ---------------       ----------------      --------------       ---------------

                                                                  (restated)

Working           $         479,454    $       1,447,754     $          974,102    $        766,951     $        (93,593)
Capital (1)

Total Assets              6,359,534            5,228,647              3,471,704           2,603,097             1,230,797

Long Term
Debt and

Obligations                 761,981              564,262                291,202             182,737                14,092
Under
  Capital
Leases, Less
  Current
Maturities

Stockholders'             4,104,955            4,060,201              2,448,230           1,843,471               590,819
Equity



(1) CreditRisk Monitor, print product and Market Guide for Windows revenue are deferred at the time of sale and recognized ratably over the terms of the subscriptions. Costs connected with the procurement of subscriptions and memberships are expensed as incurred.

(2) Diluted earnings per share are computed based on the weighted average number of shares of common stock outstanding in each fiscal year.

                                                       PART II

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

For the fiscal year ended February 28, 1998 compared to February 28, 1997

Total revenues for the fiscal year ended February 28, 1998 increased 44% to $6,899,977. The growth in revenues reflects increases of 22% in database vendor sales to $5,079,380 and 214% in Market Guide product sales to $1,769,605. The revenue growth is attributable to continued sales to our traditional core of vendors that sell to the institutional, retail and individual investor marketplaces, new revenue from the addition of more than thirty Internet related vendors, growth in sales at the Company's web site (www.marketguide.com), incremental sales of Market Guide for Windows products, and the introduction of CreditRisk Monitor's Internet-based service (www.creditriskmonitor.com) in the first quarter of this fiscal year. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, decreased 18% to $50,992. Market Guide continues to concentrate on marketing electronic products and services.

Total operating expenses for the fiscal year ended February 28, 1998 increased 52% to $6,821,362. The largest component of this increase is attributable to salaries and operating expenses related to the CreditRisk Monitor division. Also contributing to the increase in operating expenses were costs associated with increased staffing levels in other departments, higher depreciation and amortization expenses, and increased sales and marketing activities. For financial reporting purposes, CreditRisk Monitor sales are recognized over a defined period of time and expenses are recorded as incurred. The result is that CreditRisk Monitor expenses continue to substantially exceed recognized sales.

Income from operations for the fiscal year ended February 28, 1998 decreased 74% to $78,615. The sharp decline in operating income is attributable to operating costs associated with the start-up of the CreditRisk Monitor division.

Interest income for the fiscal year ended February 28, 1998 decreased 32% to $21,173. The decrease reflects lower cash balances throughout the year.

Interest expense for the fiscal year ended February 28, 1998 increased 14% to $85,877. The increase in interest expense reflects the interest expense incurred on borrowings under a line of credit provided by Fleet Bank.

Net income for the fiscal year ended February 28, 1998 decreased from $258,329 to $6,637. The decline in net income is primarily attributable to increased expenses relating to the CreditRisk Monitor division.


For the fiscal year ended February 28, 1997 compared to February 29, 1996

Total revenues for the fiscal year ended February 28, 1997 increased 19% to $4,776,418 from $3,999,759 in fiscal year 1996. The increase in revenues reflects a 13% increase in database vendor sales to $4,150,777 and Market Guide product sales growth of 119% to $563,788. Revenue growth was attributable to continued sales gains in the Company's traditional core of vendors, new revenue from the addition of more than a dozen new Internet related vendors, the introduction of our own web site (www.marketguide.com), and incremental sales of Market Guide for Windows products. Revenue growth was restrained by a permanent reduction in revenue from an existing vendor beginning in the second quarter of fiscal 1997. Print product revenues, consisting mainly of the Market Guide Select OTC Stock Edition, decreased 9% to $61,853 from $67,928 in fiscal year 1996. The decline in sales continues to reflect lower sales to public libraries due to Market Guide's decision to concentrate on marketing electronic products and services.

Total operating expenses for the fiscal year ended February 28, 1997 increased 30% to $4,475,976 from $3,455,120 in fiscal year 1996. Higher operating expenses principally reflected increased costs associated with hiring additional personnel in all departments to support faster anticipated growth, increased depreciation and amortization and rental expenses, and several one-time non-recurring expenses in the fourth quarter. The non-recurring expenses included filing and accounting fees related to the commencement of the Company's stock trading on the Nasdaq SmallCap market in March 1997.

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

Interest expense for the fiscal year ended February 28, 1997 increased 24% to $75,592 from $60,974 in fiscal year 1996. Higher interest expenses included additional capital lease service requirements to fund equipment acquisitions in fiscal year 1997.

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

Liquidity and Capital Resources

As of February 28, 1998, the Company's working capital (current assets less current liabilities) decreased 67% to $479,454 when compared to the amounts at February 28, 1997. The $968,300 working capital reduction resulted principally from operating losses attributable to CreditRisk Monitor. The Company's cash and cash equivalents decreased 34% to $809,618 when compared to the balance at February 28, 1997. Cash resources were used to fund CreditRisk Monitor and fund development of computer software and database expansion.

For the fiscal year ended February 28, 1998, net cash provided by operating activities increased 52% to $1,258,766 when compared to February 28, 1997. The increase reflects a sharp increase in unearned revenues reflecting CreditRisk Monitor sales which are annual subscriptions paid in advance, advance payments from certain customers and higher non-cash expenses (depreciation and amortization), partially offset by a higher accounts receivable balance related to CreditRisk Monitor sales and a sharp reduction in net income.

For the fiscal year ended February 28, 1998, net cash used in investing activities increased 5% to $2,013,897 when compared to the fiscal year ended February 28, 1997. The increase reflects the Company's continued investment in product and database enhancements and in Market Guide's Internet site.

For the fiscal year ended February 28, 1998, net cash from financing activities decreased 80% to $333,856 when compared to the fiscal year ended February 28, 1997. The decrease reflects a private placement sale of common stock in January 1997 which generated proceeds of $1,201,771.

The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.


Item 8:        Financial Statements and Supplementary Data

This information required by Item 8, and an index thereto, appears at pages F-4 through F-18 (inclusive) of this Report, which pages follow page 19.


Item 9:        Disagreements on Accounting Financial Disclosure

None.

                                    PART III

Item 10:     Directors and Executive Officers of the Registrant

    (a)  Identification of Directors

         The names, ages and principal occupations of the Company's Directors as of the end of the reporting period, and the data on which their term of office commenced and expires, are as follows:



                                                               FIRST BECAME                     PRINCIPAL
          NAME                AGE        TERM OF OFFICE          DIRECTOR                      OCCUPATION
========================== =========== ==================== =================== ==========================================

John D. Case                   53               1                  1984         Chairman  of  the  Board  of   Directors,
                                                                                General  Counsel  and  Secretary  of  the
                                                                                Company

Homi M. Byramji                45               1                  1988         President,   Chief   Executive   Officer,
                                                                                Treasurer and Director of the Company

Raymond B. Dooley              51               1                  1989         Banker,   specializing   in   structuring
                                                                                government  backed  loans and Director of
                                                                                the Company

Mark B. Burka                  48               1                  1995         Portfolio  Manager,  Manager  Pension and
                                                                                Deferred   Benefit    Investments,    Aon
                                                                                Advisors,   Inc.   and  Director  of  the
                                                                                Company

Steven A. Hirsh                58               1                  1997         Portfolio  Manager,  William Harris & Co.
                                                                                and Director of the Company

Thomas A. Prendergast          64               1                  1997         Management  Consultant,  Certified Public
                                                                                Accountant,  Entrepreneur and Director of
                                                                                the Company

========================== =========== ==================== =================== ==========================================



  (1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

  (2) Time, Inc. has the right to name a Director to the Board as long as it retains at least a 3.5% ownership in the Company. Time, Inc. currently owns 3.3% of the shares outstanding and has not exercised its right to name a Director since 1987.

  (3) Changes since end of reported period: Yes. Added two new directors, Steven A. Hirsh and Thomas A. Prendergast.

    (b)  Business Experience

John D. Case, age 53, is a graduate of Hofstra University (B.A. 1968) and Suffolk University Law School (J.D. 1971). He is admitted to the practice of law in New York State and Federal jurisdictions.
Prior to assuming the Company's Presidency and Chairmanship in February 1989, he was a Director of the Company (elected 1984) and was engaged in the practice of law. Mr. Case served as President and CEO of the Company from February 1989 to February 1992. Mr.
Case is currently compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

Homi M. Byramji, age 45, a Director since 1988, had previously consulted in computerized equity research for nine years. He holds a Masters Degree in Business Administration, Rutgers University (1975) and became Secretary and Treasurer of the Company on February 23, 1989. Mr. Byramji remained Treasurer and assumed the duties of President and CEO on March 1, 1992. He is compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

Raymond B. Dooley, age 51, joined the Board of Directors in
March 1989. He is a banker specializing in structuring government backed corporate loans. Mr. Dooley holds a Masters Degree in Business Administration from St. John's University.

Mark B. Burka, C.F.A., age 48, joined the Board of Directors in August 1995. He is a Chartered Financial Analyst and Manager of Pension and Deferred Benefit Investments with Aon Advisors, Inc. Mr. Burka hold a Masters Degree in Business Administration from the University of Chicago, Graduate School of Business, and a Bachelor of Arts from the University of Wisconsin in Madison, Wisconsin.
He has been employed with Aon Advisors, Inc. and its predecessors since 1977.

Steven A. Hirsh, age 58, joined the Board of Directors in November 1997. He is a portfolio manager for William Harris & Company, a financial services company, located in Chicago, Illinois. Since 1994 he has been the Chairman, President and CEO of Astro Communications, Inc. (OTCBB: ASTO). He currently serves as a director of Complete Management, Inc. (NYSE: CMI) and the Reliance Standard Life Insurance Company and First Reliance subsidiaries of Delphi Financial Group (NYSE: DFG). Mr. Hirsh earned a B.S. degree at the University of Colorado and holds an MBA from the University of Chicago.

Thomas A. Prendergast, age 64, joined the Board of Directors in November 1997. He is an El Paso, Texas based management consultant, entrepreneur, and private investor who has previously served on the boards of sixteen public companies. In five instances he was Chairman of their respective boards. A Certified Public Accountant, Mr. Prendergast holds a B.S. degree from Fordham University and has engaged in post-graduate studies at the University of Texas, El Paso. He was a founding member of the El Paso Community College and served as the President of its Board of Trustees from 1969 to 1982.

All Directors of the Company will serve in such capacity until the next annual meeting of the Company's stockholders and until their successors have been duly qualified and elected.

Item 11:     Executive Compensation

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company to executive officers of the Company who served in such capacities during fiscal year 1998 (the "Named Officers") for services rendered during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE




                                                    Annual Compensation                        Long-Term Compensation Awards
                                        ---------------------------------------------       ----------------------------------
                                                                                                   Securities Underlying
     Name and Principal Position        Fiscal Year          Salary             Bonus                Options Granted (#)
Homi M. Byramji.................            1998            $200,000             -0-                       -0-
  President, Chief Executive                1997             200,000             -0-                       -0-
  Officer and Treasurer                     1996             170,000             -0-                       -0-
John D. Case.......................         1998            $125,000             -0-                       -0-
  Chairman, General Counsel                 1997             125,000             -0-                       -0-
  and Secretary                             1996              75,000             -0-                       -0-



Employment Agreements

None of the Company's Executive Officers currently have employment contracts with the Company.

Employee Stock Purchase Plan

At the August 31, 1995 annual shareholders' meeting, the Board of Directors approved an Employee Stock Purchase Plan. The Plan enables employees to purchase common stock of the Company through payroll deductions and/or cash payments at a 15% discount based on the lower of the average closing price during the quarter, or the average closing price for the last five days of the quarter.

Key Employee Incentive Plan

At the August 31, 1995 annual shareholders' meeting, the shareholders approved a plan that creates the ability to grant stock and/or options to purchase stock of the Company to key corporate employees.

Outside Directors' Plan

At the August 31, 1995 annual shareholders' meeting, the shareholders approved a plan that creates the ability to grant stock and/or non-qualified options to purchase stock of the Company to outside directors.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 15, 1998 by all persons known to the Company to be beneficial owners of more than 5% of its Common Stock and all Officers and Directors, both individually and as a Group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person upon the exercise of outstanding warrants, options or upon conversion of outstanding promissory notes, are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.


NAME AND ADDRESS OF                         AMOUNT AND NATURE OF                                        APPROXIMATE
BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP (1)                           PERCENT OF CLASS (2)


Mark B. Burka (3) (4)                            806,00016                                          .9%
618 Washington Avenue
Wilmette, IL  60091

Homi M. Byramji (5)                              549,06411                                          .5%
One Sheep Hill Road
Boonton Township, NJ 07005

John D. Case (5)                                 768,99416                                          .2%
12 Timberland Lane
Old Brookville, NY 11545

Raymond B. Dooley (6)                            12,187                                             .3%
98 Eighth Avenue
Sea Cliff, NY  11579

William Harris & Company (7)                     28,000                                             .6%
Profit Sharing Trust
2 North LaSalle Street
Chicago, IL  60602

Steven A. Hirsh                                      -                                              -
1895 Lake Avenue
Highland Park, IL  60035

Thomas A. Prendergast (8)                        88,4501                                            .9%
3907 North Mesa, Apt. 200A
El Paso, TX  79902

All Directors and Officers                       2,252,695                                          46.8%
as a Group (6 persons)



(1) Unless otherwise indicated, all shares are directly owned and the sole voting and investment power is held by the persons named.

(2) Based upon 4,748,594 shares of Common Stock issued and outstanding as of May 15, 1998.

(3) Includes options for the purchase of 10,000 shares of Common Stock at $2.50 per share and for the purchase of 10,000 shares of Common Stock at $3.00 per share.

(4) Shares owned directly and owned by Mark B. Burka, Trustee FBO Mark B. Burka Trust.

(5) Includes options for the purchase of 12,500 shares of Common Stock at $2.68 per share.

(6) Includes options for the purchase of 5,000 shares of Common Stock at $2.50 per share and 5,000 shares of Common Stock at $3.00 per share.

(7) Steven Hirsh, a Market Guide director, is employed as a Portfolio Manager for William Harris & Company Profit Sharing
Trust.

(8) Includes options for the purchase of 5,000 shares of Common Stock at $3.00 per share.

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

   (a) (3)    Exhibits

              3            Certificate of Incorporation and Amendments thereto*
              3(A)By-Laws*

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

                                                 MARKET GUIDE INC.

Dated:   May 28, 1998
Lake Success, New York                           /s/ Homi M. Byramji
                                                 Homi M. Byramji
                          President, CEO and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURES                                       TITLE                                 DATE
--------------------------------------- -------- ------------------------------------- --------------------------------------



                                                 Chairman of the Board
                                                 and Secretary                         May 28, 1998
/s/ John D. Case
JOHN D. CASE

                                                 President, CEO,
                                                 Treasurer and Director                May 28, 1998
/s/ Homi M. Byramji
HOMI M. BYRAMJI


                                                 Director                              May 28, 1998
/s/ Mark B. Burka
MARK B. BURKA


                                                 Director                              May 28, 1998
/s/ Raymond B. Dooley
RAYMOND B. DOOLEY


                                                 Director                              May 28, 1998
/s/ Steven A. Hirsh
STEVEN A. HIRSH


                                                 Director                              May 28, 1998
/s/ Thomas A. Prendergast
THOMAS A. PRENDERGAST


                                MARKET GUIDE INC.



                              FINANCIAL STATEMENTS

                                       AND

                         REPORT OF INDEPENDENT AUDITORS'



                      FOR THE YEARS ENDED FEBRUARY 28, 1998

                             FEBRUARY 28, 1997, AND

                                FEBRUARY 29, 1996

                                Table of Contents


Financial Statements


Report of Independent Auditors'

Balance Sheets for the Fiscal Years Ended February 28, 1998
and February 28, 1997                                                      F-4-5

Statements of Operation and Accumulated Deficit for the Fiscal Years Ended February 28, 1998, February 28, 1997, and February 29, 1996 F-6

Statements of Cash Flows for the Fiscal Years Ended February 29, 1998, February 28, 1997, and February 29, 1996 F-7

Statements of Stockholders' Equity for the Fiscal Years Ended February 28, 1998, February 28, 1997, and February 29, 1996 F-8

Notes to Financial Statements February 28, 1998, February 28, 1997,
and February 29, 1996                                                     F-9-18

                                       [Zerbo, McKiernan & Zambito Letterhead]




                                           REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors and Stockholders of Market Guide Inc.
2001 Marcus Avenue, Suite S200
Lake Success, NY  11042-1011

We have audited the accompanying Balance Sheets of Market Guide Inc. as of February 28, 1998 and February 28, 1997 and the related Statements of Operation and Accumulated Deficit, Cash Flows and Stockholders' Equity for the years February 28, 1998, February 28, 1997 and February 29, 1996 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Guide Inc. as of February 28, 1998 and February 28, 1997 and the results of its operations and its cash flows for the years February 28, 1998, February 28, 1997 and February 29, 1996 then ended in conformity with generally accepted accounting principles.



/s/ Zerbo, McKiernan & Zambito, L.L.C

Zerbo, McKiernan & Zambito, L.L.C
Fairfield, New Jersey
May 18, 1998



                                MARKET GUIDE INC.
                                 Balance Sheets



                                                                            February 28,                    February 28,
                                                                                1998                            1997
                                                                     ---------------------------     ----------------------------

ASSETS
Current assets:
  Cash                                                           $                809,618     $                  1,230,893
    Accounts receivable (net of allowance
  for doubtful accounts)                                                        1,047,449                          557,415
  Prepaid expenses and other current assets                                       114,985                          263,630
                                                                     ---------------------           ----------------------

    Total current assets                                                        1,972,052                        2,051,938

Property, plant and equipment:
  Furniture and equipment                                                       1,623,206                          936,097
  Equipment held under capital leases                                             942,950                          942,949
  Leasehold improvements                                                           80,990                           72,509
                                                                     ---------------------           ----------------------

                                                                                2,647,146                        1,951,555

Less:  Accumulated depreciation and amortization
(including amortization of $367,610 and $189,234
in 1998 and 1997, respectively, on capital leases)                              1,117,876                          744,551
                                                                     ---------------------           ----------------------

  Net property, plant and equipment                                             1,529,270                        1,207,004

Other assets:
  Computer software and database expansion
  (net of accumulated amortization)                                             2,780,128                        1,891,621
  Deposits and other assets                                                        78,084                           78,084
                                                                     ---------------------           ----------------------

    Total other assets                                                          2,858,212                        1,969,705
                                                                     ---------------------           ----------------------

      Total assets                                               $              6,359,534     $                  5,228,647
                                                                     =====================           ======================







The accompanying notes are an integral part of these financial statements.

                                MARKET GUIDE INC.
                           Balance Sheets - continued



                                                                             February 28,                     February 28,
                                                                                 1998                             1997
                                                                       --------------------------     -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Current maturities of long-term debt and capital
   Leases                                                          $               274,031     $                      176,012
  Unearned revenues                                                                999,949                            248,679
  Accounts payable and other accrued expenses                                      218,618                            179,493
                                                                       --------------------           ------------------------

    Total current liabilities                                                    1,492,598                            604,184

Non-current liabilities:
  Long-term debt and capital lease obligations,
   less current maturities                                                         761,981                            564,262
                                                                       --------------------           ------------------------

    Total non-current liabilities                                                  761,981                            564,262

     Total liabilities                                                           2,254,579                          1,168,446

Stockholders' equity:
Common stock - $.001 par value;  20,000,000  shares  authorized,  4,723,594  and
  4,708,186 shares issued and outstanding in 1998 and 1997,
  respectively                                                                       4,723                              4,708

Capital in excess of par value                                                   5,010,134                          4,972,032

Retained earnings (deficit)                                                      (909,902)                          (916,539)
                                                                       --------------------           ------------------------

            Total stockholders' equity                                           4,104,955                          4,060,201
                                                                       --------------------           ------------------------

            Total liabilities and stockholders' equity             $             6,359,534     $                    5,228,647
                                                                       ====================           ========================



The accompanying notes are an integral part of these financial statements.

                                MARKET GUIDE INC.
                Statements of Operation and Accumulated Deficit


                                                                                For the Years Ended
                                                            ------------------------------------------------------------------
                                                               February 28,             February 28,           February 29,
                                                                   1998                     1997                   1996
                                                            -------------------      -------------------     -----------------

Revenues:
  Database vendors                                     $             5,079,380   $            4,150,777  $          3,674,830
  Market Guide products                                              1,769,605                  563,788               257,001
  Print product                                                         50,992                   61,853                67,928
                                                            -------------------      -------------------     -----------------

    Total revenues                                                   6,899,977                4,776,418             3,999,759

Expenses:
 Salaries, payroll taxes & employee benefits                         4,151,529                2,692,063             2,121,109
 Database and product costs                                            460,919                  395,217               322,670
 General and administrative                                          1,078,237                  733,087               574,740
 Depreciation                                                          373,325                  228,576               149,666
 Amortization                                                          429,798                  288,072               199,233
 Advertising and promotion                                             327,554                  138,961                87,702
                                                            -------------------      -------------------     -----------------

    Total expenses                                                   6,821,362                4,475,976             3,455,120

Income from operations                                                  78,615                  300,442               544,639

Interest income                                                         21,173                   31,128                24,641
Interest expense                                                        85,877                   75,592                60,974
                                                            -------------------      -------------------     -----------------

Income before income taxes                                              13,911                  255,978               508,306
Provision for income taxes                                               7,274                  (2,351)                 1,127
                                                            -------------------      -------------------     -----------------

    Net income                                         $                 6,637   $              258,329  $            507,179
                                                            ===================      ===================     =================

Accumulated deficit, beginning of year                               (916,539)              (1,174,868)           (1,682,047)
                                                            -------------------      -------------------     -----------------

Accumulated deficit, end of year                       $             (909,902)   $            (916,539)  $        (1,174,868)
                                                            ===================      ===================     =================


Earnings per share:
  Basic                                                $                  0.00   $                 0.06  $               0.12
  Diluted                                              $                  0.00   $                 0.06  $               0.12

Weighted average number of shares outstanding:
  Basic                                                              4,712,503                4,250,124             4,165,457
  Diluted                                                            4,755,905                4,408,378             4,401,135




The accompanying notes are an integral part of these financial statements.




                                MARKET GUIDE INC.
                            Statements of Cash Flows

                                                                                       For the Years Ended
                                                                  ---------------------------------------------------------------
                                                                     February 28,            February 28,         February 29,
                                                                         1998                    1997                 1996
                                                                  --------------------     -----------------     ----------------
                                                                                                                   (restated)

Cash Flows From Operating Activities:
Net income                                                   $                  6,637  $            258,329  $           507,179
                                                                  --------------------     -----------------     ----------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                                             803,123               516,648              348,899


Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable                                  (490,034)               203,765            (202,367)
(Increase)/Decrease in prepaid assets                                         148,645                   781            (199,540)
(Increase)/Decrease in deposits and other assets                                  -0-              (14,858)              (6,750)
Increase/(Decrease) in accounts payable                                        39,125             (222,053)              185,548
Increase/(Decrease) in unearned revenues                                      751,270                85,308             (39,494)
                                                                                           -----------------
                                                                  --------------------                           ----------------
  Total adjustments                                                         1,252,129               569,591               86,296
                                                                  --------------------     -----------------     ----------------

Net cash provided by operating activities                                   1,258,766               827,920              593,475
                                                                  --------------------     -----------------     ----------------

Cash Flows From Investing Activities:
Payments for purchase of fixed assets                                       (687,111)             (695,447)            (372,475)
Payments for leasehold improvements                                           (8,481)              (72,509)                  -0-
Development of computer software and
 database expansion                                                       (1,318,305)           (1,145,213)            (519,488)
                                                                  --------------------     -----------------     ----------------

Net cash used by investing activities                                     (2,013,897)           (1,913,169)            (891,963)
                                                                  --------------------     -----------------     ----------------

Cash Flows From Financing Activities:
Payments for long term debt and capital leases                              (176,011)             (250,392)             (60,428)
Proceeds from capital leases and equipment line of credit                     471,750               532,110              246,984
Proceeds from issuance of employee's and director's
  stock plan                                                                   38,117                51,869               64,129
Proceeds from private placement of common stock                                   -0-             1,201,771                  -0-
Proceeds from stock options exercised                                             -0-               100,001               33,451
                                                                  --------------------     -----------------     ----------------

Net cash provided by financing activities                                     333,856             1,635,359              284,136
                                                                  --------------------     -----------------     ----------------

Net increase/(decrease) in cash                                             (421,275)               550,110             (14,352)
Cash at beginning of year                                                   1,230,893               680,783              695,135
                                                                  --------------------     -----------------     ----------------

Cash at end of year                                          $                809,618  $          1,230,893  $           680,783
                                                                  ====================     =================     ================

Supplemental disclosure of cash flow information: Cash paid during the year for:
   Interest                                                  $                 85,877  $            137,578  $            60,974
   Corporate taxes                                                              6,000                 4,200                5,250


The accompanying notes are an integral part of these financial statements.



                                                  MARKET GUIDE INC.
                                          Statements of Stockholders' Equity

                                                                        Capital in                                     Total
                                                                         Excess of            Accumulated          Stockholders'
                                   Shares            Par Value           Par Value              Deficit               Equity
                               ---------------      -------------     ----------------      ----------------      ----------------


Balance at February 28, 1995        4,112,697   $          4,113  $         3,521,405   $       (1,682,047)   $         1,843,471


Stock Options Exercised                45,717                 45               33,406                   -0-                33,451
Issuance of common stock
 pursuant to employee stock            29,831                 30               64,099                   -0-                64,129
plan
Net income for the year                   -0-                -0-                  -0-               507,179               507,179
                               ---------------      -------------     ----------------      ----------------      ----------------
Balance at February 29, 1996        4,188,245              4,188            3,618,910           (1,174,868)             2,448,230
                               ---------------      -------------     ----------------      ----------------      ----------------


Issuance of common stock in a
 private placement for cash           343,363                344            1,201,428                   -0-             1,201,772
Stock options exercised               158,334                158               99,843                   -0-               100,001
Issuance of common stock
 pursuant to employee's and
 director's stock plans                18,244                 18               51,851                   -0-                51,869
Net income for the year                   -0-                -0-                  -0-               258,329               258,329
                               ---------------      -------------     ----------------      ----------------      ----------------

Balance at February 28, 1997        4,708,186              4,708            4,972,032             (916,539)             4,060,201
                               ---------------      -------------     ----------------      ----------------      ----------------


Issuance of common stock
 pursuant to employee's and
 director's stock plans                15,408                 15               38,102                   -0-                38,117
Net income for the year                   -0-                -0-                  -0-                 6,637                 6,637
                               ---------------      -------------     ----------------      ----------------      ----------------

Balance at February 28, 1998        4,723,594   $          4,723  $         5,010,134   $         (909,902)   $         4,104,955
                               ===============      =============     ================      ================      ================


The accompanying notes are an integral part of these financial statements.

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                    February 28, 1998, February 28, 1997 and
                                February 29, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Business

     Market Guide Inc. was incorporated on March 23, 1983, as The Unlisted Market Service Corporation for the purpose of collecting information to produce corporate profile reports on unlisted publicly traded companies. On September 3, 1986, the current corporate name was adopted. Market Guide is currently engaged in acquiring, condensing, publishing and distributing historical and current financial information and software to the individual, financial services, and institutional investor marketplaces.

     The majority of the Company's revenue is derived from approximately seventy third party vendors who distribute and sell Market Guide database products. Sales are made through both third party vendors and direct sales to end users.

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

     CreditRisk Monitor subscriptions, print product revenues and Market Guide for Windows revenues are deferred at the time of sale and recognized ratably as revenues over the terms of their subscriptions. Costs associated with procurement of these revenues are expensed as incurred.

     Bad debts are recorded under the allowance method of accounting. For the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, $0, $5,000, and $15,000 were charged to bad debt expense, respectively. As of February 28, 1998 and February 28, 1997, the allowance for doubtful accounts remained at $24,207.

3.   Property and Equipment

      Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership.

      The straight-line method of depreciation is followed for substantially all assets for both financial and tax reporting purposes. For the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, $373,325, $228,576 and $149,666, respectively, were charged to depreciation expense, as shown in the Statements of Operation and Accumulated Deficit on page F-6.

4.   Capitalization of Computer Software and Database Expansion

     Management has elected, pursuant to SFAS No. 86, to capitalize certain computer software costs incurred for new product development and database expansion for the periods since February 28, 1989. These costs are reported at the lower of unamortized cost or net realizable value. The amortization of these costs are included in database and product cost. All research and development, database maintenance and customer support costs are expensed as incurred.

     The straight-line method of amortization is used over the estimated economic life of the asset. For the years ended February 28, 1998 and February 28, 1997, capitalization of computer software and database expansion totaled $1,318,305 and $1,145,213, respectively. For the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, $429,798, $288,072 and $199,233, respectively, were charged to amortization expense. As of February 28, 1998 and February 28, 1997, accumulated amortization was $1,602,353 and $1,172,555, respectively.

5.   Earnings Per Share

     Basic earnings per share are computed based on the weighted average number of shares of Common Stock outstanding. Diluted earnings per share are calculated based on the weighted average number of shares plus outstanding stock options.

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

7.   Employee Benefit Plan

     The Company established a 401(k) plan effective January 1, 1997 for all employees with over six months of service. On an annual basis, the employees may contribute the lesser of 15% of gross salary or $10,000. The Company matched 50% of the first 6% of the employees' contributions in calendar 1997, and matched 20% of the first 6% of the employees' contributions in calendar 1998. Future Company matches will depend on Company profitability. Participants are vested 20% for each year of service and are fully vested after 5 service years. For the fiscal years ended February 28, 1998 and February 28, 1997, the Company contributed $71,041 and $16,791 to the plan, respectively.

8.    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE B -  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS


                                                                February 28,               February 28,
                                                                    1998                       1997
                                                              ------------------        -------------------
           Fleet Bank line of credit                             $      471,750            $           -0-
           Capital lease obligations                                    564,262                    740,274
                                                              ----- ------------        ----- -------------
                                                                      1,036,012                    740,274
           Less:  Current maturities                                    274,031                    176,012
                                                              ----- ------------        ----- -------------
           Total long-term debt
                and capitalized leases                           $      761,981            $       564,262
                                                              ===== ============        ===== =============


On April 15, 1997, the Company secured a $1,000,000 line of credit with Fleet Bank. The credit line is secured by a first-priority perfected security interest in all present and future assets of the Company. The Company must maintain net earnings on a consolidated basis of not less than $1 in any fiscal year, and total consolidated liabilities to tangible net worth may not exceed a 1.5 to 1.0 ratio at any fiscal quarter end. The interest rate on the line of credit ranges from prime rate plus 1/4% to prime rate plus 1/2%.

Annual scheduled principal maturities of long-term debt and capital lease obligations as of February 28, 1998 are summarized as follows:



                                                                                         Total of Long-Term Debt
                                             Long-Term            Capital Lease             and Capital Lease
                                               Debt                Obligations                 Obligations
                                          ----------------       ----------------       ---------------------------
Year Ending February 28(29),
     1999                              $           78,625     $          195,405     $                     274,030
     2000                                         157,250                201,625                           358,875
     2001                                         157,250                140,486                           297,736
     2002                                         78,625                 26,746                           105,371
                                          ================       ================       ===========================
     TOTAL                             $          471,750     $          564,262     $                   1,036,012
                                          ================       ================       ===========================




NOTE C - COMMITMENTS AND CONTINGENCIES

1.   Capital Leases

The schedule of future minimum lease payments for the Company's capital leases and the present value of the net minimum lease payments are as follows:

                                                                  Fiscal                   $ Amount
                                                                    Year
                                                                ------------         ---------------
                Year ending February 28 (29),                      1999                     246,519
                                                                   2000                     229,791
                                                                   2001                     149,859
                                                                   2002                      27,400
                                                                                     ---------------
                Total minimum lease payments                                      $         653,569

                Less:  Amounts representing interest                                         89,307
                                                                                     ---------------

                Present value of net minimum
                  lease payments as of February 28, 1998                          $         564,262
                                                                                     ===============


2.   Operating Leases

The Company rents its three office facilities under operating leases. Two of the offices are located in Lake Success, New York with a lease expiration in October 2005, and the other office is located in Chicago, Illinois with a lease expiration in May 1998. The Chicago office lease will not be renewed. For the periods ended February 28, 1998, February 28, 1997 and February 29, 1996; $393,632, $205,975, and $127,910 were charged to rent expense, respectively.

The Company can exercise a buyout option for the Lake Success, New York offices in October 2001 for the amount of $165,134. The annual minimum lease payments under the operating leases as of February 28, 1998 are:



                                            Fiscal Year            $ Amount
                                           -------------         ---------------

 Year ending February 28 (29),                  1999                 441,394
                                                2000                 452,836
                                                2001                 467,169
                                                2002                 482,051
                                                2003                 497,473
                                                2004                 513,337
                                                2005                 529,812
                                                2006                 360,740
                                                                 ---------------

                                                    Total       $    3,744,812
                                                                ===============

3.   Legal Proceedings

The Company is currently involved in a pending lawsuit. The ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability has been made to the accompanying financial statements. Management does not believe that pending actions will have a material effect on the business activities of the Company.

NOTE D - INCOME TAXES

The Company has adopted SFAS 109 and as of February 28, 1998 has net operating loss and investment tax credit carryforwards in the amount of $873,877 and $10,524, respectively. Pursuant to SFAS 109, management believes that it does not have a greater than 50% probability of realization of such loss carryforwards and credits and has decided to provide for a full valuation allowance. The investment tax credits will begin to expire, if unused, in the fiscal year ending February 28, 1999. Annual fiscal year expirations total $3,588 in 1999; $5,470 in 2000; $1,466 in 2001. Net operating losses will begin to expire, if unused, in the fiscal year ending February 29, 2002. Annual fiscal year expirations total $585,394 in 2002 and $288,483 in 2003. The Company has recorded deferred tax assets related to the allowance for doubtful accounts in deposits and other assets. As of February 28, 1998 and February 28, 1997 the deferred tax assets remained at $11,116.


The components of the provisions for income taxes (credits) are as follows:


                                                            For the Years Ended
                                         -----------------------------------------------------------
                                                   02/28/98            02/28/97            02/29/96
                                         -------------------- ------------------ -------------------
           Current
              Federal                          $         -0-      $         -0-     $         2,900
              State and Local                          7,274            (4,734)               4,977
           Deferred
              Federal                                    -0-              1,801             (5,100)
              State and Local                            -0-                582             (1,650)
                                         ======== =========== ====== =========== ===== =============
                              TOTALS           $       7,274      $     (2,351)     $         1,127
                                         ======== =========== ====== =========== ===== =============



Total income tax expense differs from the expected tax expense (computed by applying the U.S. Federal statutory income tax rate of 34% to income before income taxes) as follows:




                                              2/28/98          %            2/28/97           %           2/29/96         %
                                     ----------------- ---------- ------------------ ----------- ----------------- ---------
Tax at Federal statutory rate            $      4,730       34.0     $       87,033        34.0      $    172,824      34.0
Federal alternative minimum tax                   -0-        0.0                -0-         0.0             2,900       0.6
State income taxes, net of
  Federal tax benefit                           4,801       34.5            (2,542)       (1.0)             1,636       0.3
Net operating loss
  carryforwards, utilized                     (2,283)     (16.3)           (88,324)      (34.5)         (179,716)    (35.4)
Other                                              26        0.0              1,482         0.6             3,483       0.7
                                     ====== ========== ========== ===== ============ =========== ====== ========== =========
                             TOTALS      $      7,274       52.2     $      (2,351)       (0.9)      $      1,127       0.2
                                     ====== ========== ========== ===== ============ =========== ====== ========== =========

Income taxes payable as of February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:



                                                2/28/98            2/28/97              2/29/96
                                        ---------------- ------------------ --------------------
           Federal                         $        -0-      $         -0-          $     2,900
           State and Local                        2,803                929                  -0-
                                        ===== ========== ====== =========== ========== =========
                                TOTALS     $      2,803      $         929          $     2,900
                                        ===== ========== ====== =========== ========== =========


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

On August 11, 1994 the Company created a stock bonus program for employees based upon merit and years of service. The bonus was awarded in four equal quarterly installments in the periods ending August 1994, November 1994, February 1995 and May 1995, subject to an employee's continued employment on the dates of each award. In the period ending February 28, 1995, the Company issued 38,638 restricted shares adjusted for the 1-for-4 reverse stock split at a total cost of $60,844. In the period ending February 29, 1996, the Company issued 29,831 restricted shares adjusted for the 1-for-4 reverse stock split at a total cost of $64,129. In the period ended February 28, 1997, the Company did not issue any stock bonus. In the period ended February 28, 1998, the Company issued 3,750 shares at a total cost of $10,325.

The Company adopted an Employee Stock Purchase Plan effective September 1, 1995. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the Plan, 125,000 shares are available for purchase. The purchase price will be the lesser of an amount equal to 85% of the fair market value of stock calculated on the lower of the average of the stock's closing price for a full fiscal quarter or the average of the stock's closing price for the last five trading days of a fiscal quarter. In the periods ending February 28, 1998, February 28, 1997 and February 29, 1996, 11,658 shares, 7,772 shares and 2,472 shares had been purchased under this plan at a total cost of $27,805, $23,626 and $7,762, respectively.

2.   Common Stock Options

In May 1993 the Company granted options to two officers for the purchase of an aggregate of 125,000 shares of restricted Common Stock at an exercise price of $0.40 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1998. These options were exercised on January 2, 1997.

In March 1994 the Company granted options to two officers for the purchase of an aggregate of 33,334 shares of restricted Common Stock at an exercise price of $1.50 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 28, 1999. These options were exercised on January 2, 1997.

In March 1995 the Company granted options to two officers for the purchase of an aggregate of 25,000 shares of restricted Common Stock at an exercise price of $2.68 per share, adjusted for the October 1995 one-for-four reverse stock split, through February 29, 2000.

The Company adopted an Incentive Stock Option Plan for key employees effective September 1, 1995. The Incentive Stock Option Plan is intended to qualify under
Section 422 of the Internal Revenue Code. Under the terms of the Plan, an aggregate of 300,000 shares adjusted for the 1-for-4 reverse stock split were made available. The option price cannot be less than 100% of the fair market value of the stock as determined by the Company's Board of Directors on the date of the grant of the option. As of February 28, 1997, there were no options granted or exercised. As of February 28, 1998, there were 169,600 shares under option granted at $3.00 per share vesting over a four year period beginning on February 9, 1999.

The Company adopted an Independent Director's Stock Incentive Plan effective September 1, 1995. Under the terms of the Plan, only non-qualified stock options and stock awards may be granted and an aggregate of 50,000 shares were made available. The option price is determined by a Committee of three disinterested persons appointed by the Board of Directors on the date of grant of the option. As of February 28, 1997, there were no options granted or exercised. As of February 28, 1998, there were 35,000 shares under option granted at $2.50 to $3.00 per share.

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

NOTE G - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the fiscal year ending February 28, 1998, the Company had two major customers accounting for sales of $1,087,409 and $851,882, respectively.

As of February 28, 1998, the Company had $579,318 on deposit at First National Bank of Long Island and $180,596 on deposit at Fleet Bank.

NOTE H - SEGMENT REPORTING

For the purpose of determining operating segments, Market Guide has separated CreditRisk Monitor (formed in September 1996) from Market Guide.

The Market Guide segment consists of sales made to the Institutional, Quote Terminal, and Individual Investor marketplaces. Additionally, revenues are generated from a print product, customized screens, data and report sales to the corporate and institutional marketplaces and direct sales on the internet.

The CreditRisk Monitor (CRM) segment includes all business derived from selling CreditRisk Monitor services on the Internet (www.creditriskmonitor.com). The CRM service is a subscription-based credit monitoring service targeted towards the corporate credit manager. This business has little in common with Market Guide's core business which remains selling reports and data to the Institutional, Quote Terminal and Individual Investor marketplaces. Therefore, management has decided to treat CRM as a separate operating entity and to evaluate its financial performance based on expenses that are directly attributable to this division.

There has been no allocation of Market Guide data costs, corporate overhead, or personnel costs to CRM in the segment analysis.


NOTE H - SEGMENT REPORTING (continued)

                                        12 months ended February 28, 1998               12 months ended February 28, 1997
                                        CreditRisk     Market Guide   Consolidated      CreditRisk     Market Guide   Consolidated


Revenues
Database vendor                         $         -    $5,079,380     $5,079,380        $      -       $4,150,777      $4,150,777
Market Guide products                        298,993    1,470,612      1,769,605               -          563,788         563,788
Print products                                    -        50,992         50,992               -           61,853          61,853

Total revenues                               298,993    6,600,984      6,899,977               -        4,776,418       4,776,418

Expenses
Salaries & benefits                          802,128    3,349,401      4,151,529           8,525        2,683,538       2,692,063
Database & product costs                      91,957      368,962        460,919           8,812          386,405         395,217
General & admin.                              75,518    1,002,719      1,078,237          15,552          717,535         733,087
Depreciation                                  35,747      337,578        373,325           5,734          222,842         228,576
Amortization                                  71,938      357,860        429,798               -          288,072         288,072
Advertising & promo.                         167,250      160,304        327,554          33,788          105,173         138,961

Total expenses                             1,244,538    5,576,824      6,821,362          72,410        4,403,566       4,475,976

Operating income (loss)                 $   (945,545)  $1,024,160     $   78,615        $(72,410)      $  372,852       $ 300,442


Accounts receivable                     $    234,970   $  812,479     $1,047,449        $      -       $  557,415       $ 557,415
Prop., plant & equip., net                   193,852    1,335,418      1,529,270          108,062       1,098,942       1,207,004
Capitalized assets, net                      516,260    2,263,868      2,780,128          391,976       1,499,645       1,891,621
Unearned revenue                             450,030      549,919        999,949               -          248,679         248,679


 NOTE I - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for the years ended February 28, 1998 and February 28, 1997 are presented in the following table:



                                                                  Three Months Ended
                                     May 31, 1997      August 31, 1997        November 30, 1997         February 28, 1998

Total revenues                    $     1,446,013      $     1,679,313     $        1,743,295          $        2,031,356
Operating income                         (61,952)             (33,078)                 35,095                     138,550
Income before taxes                      (74,529)             (47,189)                 17,493                     118,136
Net income                               (74,529)             (49,189)                 17,493                     112,862
Basic earnings per share          $        (0.02)      $         (0.01)    $             0.00           $           0.02
Basic weighted average number
of shares outstanding                   4,708,203            4,709,801              4,713,709                   4,718,440
Diluted earnings per share      $           (0.02)     $        (0.01)     $             0.00           $            0.02
Diluted weighted average
number of shares outstanding             4,733,203           4,737,084              4,753,709                   4,800,573

                                      May 31, 1996     August 31, 1996        November 30, 1996         February 28, 1997
Total revenues                    $      1,131,106     $     1,117,148     $        1,256,688            $      1,271,476
Operating income                           150,374              45,068                124,052                    (19,052)
Income before taxes                        139,032              38,092                108,874                    (30,020)
Net income                                 137,712              37,442                107,341                    (24,166)
Basic earnings per share          $           0.03     $          0.01     $             0.03            $         (0.01)
Basic weighted average number
of shares outstanding                    4,188,272           4,192,088              4,195,172                   4,428,238
Diluted earnings per share        $           0.03     $          0.01     $             0.02            $           0.00
Diluted weighted average
number of shares outstanding             4,371,701           4,375,517              4,378,601                   4,509,568


