Form 10-Q
period 1998-05-31
MARKET GUIDE INC
filed 1998-07-14
CIK 720462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1998

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

                                Yes X No _______

 4,758,204 Common shares, $.001 par value were issued and outstanding on July 8, 1998.

                                Table of Contents





Financial Statements

Balance Sheets as of May 31, 1998 (Unaudited) and February 28, 1998           3

Statement of Operations for the Three Months Ended May 31, 1998
(Unaudited) and May 31, 1997 (Unaudited)                                      5

Statement of Cash Flows for the Three Months Ended
May 31, 1998 (Unaudited) and May 31, 1997 (Unaudited)                         6

Notes to Financial Statements                                                 7

Management's Discussion and Analysis of Financial
Condition and Results of Operations May 31, 1998                              9

Other Information                                                            17

Signature                                                                    18

                                MARKET GUIDE INC.
                                 Balance Sheets

                                                                                       May 31,                 February 28,
                                                                                          1998                         1998
                                                                          ---------------------     ------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
  Cash                                                                $                964,988     $                809,618
  Accounts receivable (net of allowance
   or doubtful accounts)                                                             1,255,892                    1,047,449
  Prepaid expenses and other current assets                                            117,251                      114,985
                                                                          ---------------------           ------------------

    Total current assets                                                             2,338,131                    1,972,052

Property, plant and equipment:
  Furniture and equipment                                                            1,835,322                    1,623,206
  Equipment held under capital leases                                                  942,950                      942,950
  Leasehold improvements                                                                81,239                       80,990
                                                                          ---------------------           ------------------

                                                                                     2,859,511                    2,647,146

Less:  Accumulated depreciation and amortization
(including amortization of capital leases totaling
$412,204 and $367,610 as of May 31, 1998 and
February 28, 1998, respectively)                                                     1,231,011                    1,117,876
                                                                          ---------------------           ------------------

  Net property, plant and equipment                                                  1,628,500                    1,529,270

Other assets:
  Computer software and product enhancements
  (net of accumulated amortization)                                                  2,859,462                    2,780,128
  Deposits and other assets                                                             78,084                       78,084
                                                                          ---------------------           ------------------

    Total other assets                                                               2,937,546                    2,858,212
                                                                          ---------------------           ------------------

      Total assets                                                    $              6,904,177     $              6,359,534
                                                                          =====================           ==================



                                MARKET GUIDE INC.
                           Balance Sheets - continued

                                                                                      May 31,                    February 28,
                                                                                         1998                            1998
                                                                          --------------------     ---------------------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

  Current maturities of long-term debt and capital
   leases                                                             $                319,050     $                274,031
  Unearned revenues                                                                  1,193,086                      999,949
  Accounts payable and other accrued expenses                                          269,951                      218,618
                                                                          ---------------------           ------------------

    Total current liabilities                                                        1,782,087                    1,492,598

Non-current liabilities:
  Long-term debt and capital lease obligations,
   less current maturities                                                             667,135                      761,981
                                                                          ---------------------           ------------------

    Total non-current liabilities                                                      667,135                      761,981

  Commitments                                                                              -0-                          -0-
                                                                          ---------------------           ------------------

     Total liabilities                                                               2,449,222                    2,254,579

Stockholders' equity:
Common stock - $.001 par value;  20,000,000  shares  authorized,
  4,758,204  and  4,723,594 shares issued and outstanding as of
  May 31, 1998 and February 28, 1998, respectively.                                      4,758                        4,723
 Capital in excess of par value                                                      5,142,928                    5,010,134
 Accumulated deficit                                                                 (692,731)                    (909,902)
                                                                          ---------------------
                                                                                                          ------------------

            Total stockholders' equity                                               4,454,955                    4,104,955
                                                                          ---------------------           ------------------

            Total liabilities and stockholders' equity                $              6,904,177     $              6,359,534
                                                                          =====================           ==================


                                MARKET GUIDE INC.
                             Statement of Operations
                                   (Unaudited)



                                                                                   For the 3 Months Ended
                                                                    ------------------------------------------------------
                                                                                      May 31,                     May 31,
                                                                                         1998                        1997
                                                                         ---------------------         -------------------
                                                                                   (Unaudited)                 (Unaudited)

Revenues:
  Database vendors                                                   $              1,409,932    $              1,171,402
  Market Guide products                                                               833,119                     258,861
  Print product                                                                        10,894                      15,750
                                                                         ---------------------         -------------------

    Total revenues                                                                  2,253,945                   1,446,013

Expenses:
 Salaries, payroll taxes & employee benefits                                        1,218,703                     923,398
 Database and product costs                                                           138,660                     102,397
 General and administrative                                                           342,085                     229,309
 Depreciation                                                                         113,135                      83,367
 Amortization                                                                         111,631                      92,029
 Advertising and promotion                                                             87,501                      77,465
                                                                         ---------------------         -------------------

    Total expenses                                                                  2,011,715                   1,507,965
                                                                         ---------------------         -------------------

Income from operations                                                                242,230                    (61,952)
Interest income                                                                         4,864                       8,161
Interest expense                                                                       25,206                      20,738
                                                                         ---------------------         -------------------

Income before income taxes                                                            221,888                    (74,529)
Provision for income taxes                                                              4,719                         -0-
                                                                         ---------------------         -------------------

    Net income                                                       $                217,169    $               (74,529)
                                                                         =====================         ===================



Earnings per share:
  Basic                                                              $                   0.05    $                 (0.02)
  Diluted                                                            $                   0.04    $                 (0.02)

Weighted average number of shares outstanding:
  Basic                                                                             4,735,144                   4,708,203
  Diluted                                                                           4,977,787                   4,733,203





                                MARKET GUIDE INC.
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                       For the 3 Months Ended
                                                                       --------------------------------------------------------
                                                                                     May 31,                           May 31,
                                                                                        1998                              1997
                                                                       ----------------------               -------------------
                                                                                 (Unaudited)                       (Unaudited)


Net income                                                        $                  217,169         $                (74,529)
                                                                       ----------------------               -------------------
Adjustments   to  reconcile  net  income  to  net
cash  provided  by  operating activities:
    Depreciation and amortization                                                    224,766                           175,397


Changes in assets and liabilities:

(Increase)/Decrease in accounts receivable                                         (208,443)                         (164,140)
(Increase)/Decrease in prepaid assets                                                (2,266)                           154,740
Increase/(Decrease) in accounts payable                                               51,333                             9,591
Increase/(Decrease) in unearned revenues                                             193,137                           214,001
                                                                       ----------------------               -------------------
  Total adjustments                                                                  258,527                           389,589
                                                                       ----------------------               -------------------

Net cash provided by operating activities                                            475,696                           315,060
                                                                       ----------------------               -------------------

Cash Flows From Investing Activities:
Payments for purchase of fixed assets                                              (212,116)                         (226,181)
Payments for leasehold improvements                                                    (249)                           (2,117)
Development of computer software and
 product enhancements                                                              (190,965)                         (372,843)
                                                                       ----------------------               -------------------

Net cash used by investing activities                                              (403,330)                         (601,141)
                                                                       ----------------------               -------------------

Cash Flows From Financing Activities:
Payments for capital leases and equipment line of credit                            (49,825)                          (44,987)
Proceeds from issuance of employee's stock plan                                       57,829                             3,995
Proceeds from stock options exercised                                                 75,000                               -0-
                                                                       ----------------------               -------------------

Net cash provided by financing activities                                             83,004                          (40,992)
                                                                       ----------------------               -------------------

Net increase/(decrease) in cash                                                      155,370                         (327,073)
Cash at beginning of period                                                          809,618                         1,230,893
                                                                       ----------------------               -------------------

Cash at end of period                                             $                  964,988         $                 903,820
                                                                       ======================               ===================



                                Market Guide Inc.
                          Notes to Financial Statements
                                  May 31, 1998


Note 1            INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have been prepared without audit, except for the balance sheet as of February 28, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Note 2            BANK LINE OF CREDIT

On September 1, 1997, the Company and Fleet Bank extended the line of credit for an additional year with all the original terms and conditions remaining in effect. The line of credit extension expires on August 31, 1998.

During the first quarter ended May 31, 1998, the Company did not borrow any funds under its line of credit with Fleet Bank. As of May 31, 1998, the Company had borrowed a total of $471,750 for the purpose of funding acquisitions of capital equipment (principally computers and peripherals). The bank line was used in lieu of alternative leasing arrangements used in the past.

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

Note 4            YEAR 2000 COMPLIANCE

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

Note 5            OPERATING SEGMENTS

For the purpose of determining operating segments, Market Guide separated CreditRisk Monitor (formed in September 1996) from Market Guide.

The Market Guide segment consists of sales made to the Institutional, Broker and Trader (Retail), and Individual Investor marketplaces, as well as revenues generated from a print product, customized screens, data and report sales to the corporate and institutional marketplaces and direct sales on the internet.

The CreditRisk Monitor (CRM) segment includes all business derived from selling the CreditRisk Monitor service on the Internet (www.creditriskmonitor.com). The CRM service is a subscription-based credit monitoring service targeted towards the corporate credit manager. This business differs from Market Guide's core business which remains selling reports and data to the Institutional, Broker and Trader and Individual Investor marketplaces. Therefore, management has decided to treat CRM as a separate operating entity and to evaluate its financial performance based on expenses that are directly attributable to its division. There has been no allocation of Market Guide data or personnel costs to CRM in the segment analysis.



                                     3 months ended May 31, 1998                        3 months ended May 31, 1997
                                     ---------------------------                        ---------------------------
                             CreditRisk      Market Guide     Consolidated     CreditRisk      Market Guide      Consolidated

Revenues:
  Database vendor          $        -0-       $     1,409,932  $   1,409,932    $       -0-  $     1,171,402   $     1,171,402
  Market Guide products           193,015            640,104         833,119         10,629          248,232           258,861
  Print products                    -0-               10,894          10,894            -0-           15,750            15,750

    Total revenues                193,015         2,060,930       2,253,945           10,629        1,435,384         1,446,013

Expenses:
  Salaries & benefits             274,266           944,437       1,218,703           65,628          857,770           923,398
  Database    &   product          37,404           101,256         138,660            4,734           97,663           102,397
costs
  General & admin.                 28,945           313,140         342,085           17,911          211,398           229,309
  Depreciation                     12,385           100,750         113,135            6,346           77,021            83,367
  Amortization                     19,620            92,011         111,631           13,080           78,949            92,029
  Advertising & promo.             39,230            48,271          87,501           49,606           27,859            77,465

    Total expenses                411,850         1,599,865       2,011,715          157,305        1,350,660         1,507,965

Operating income (loss)    $    (218,835)   $       461,065  $      242,230   $    (146,676)    $      84,724  $        (61,952)

Accounts receivable        $      335,915   $       919,977   $   1,255,892  $        84,114    $     637,441  $        721,555
Prop.,  plant  &  equip., net     207,765         1,420,736       1,628,500          132,471        1,219,464         1,351,935
Capitalized assets, net           496,641         2,362,821       2,859,462          512,364        1,660,071         2,172,434
Unearned revenue                  616,331           576,755       1,193,086           80,870          381,810           462,680




                                Market Guide Inc.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  May 31, 1998


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

The Market Guide Database covers over 10,500 companies traded on the New York Stock Exchange, American Stock Exchange, Nasdaq and Over-the-Counter Stock Markets, including foreign companies trading in the U.S. as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

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

Information service vendors that currently distribute the Market Guide Database include: Accutrade; AltaVista; America Online; American Association of Individual Investors; Ameritrade; Argus Research; Automatic Data Processing; AIQ Systems, Inc.; Bridge Information Systems Inc.; Business Wire, Inc.; Charles Schwab and Company; Charter Media; Data Broadcasting Corporation; Dow Jones Markets; FactSet Research Systems, Inc.; First Call Corporation; Global Market Information; Holt Value Associates; Horsesmouth LLC; ILX Systems Inc.; Individual Investor Group; InfoSpace Inc.; Instinet Analytics; Interactive Data Corporation; Internet Securities, LLC; Lycos; News Alert, Inc; OneSource
Information Services, Inc.; P.C. Quote, Inc.; Pointcast; Prodigy Services Company; Quote.com; Quotes Plus; Quotron Systems, Inc.; Real Time Quotes, Inc.; Reality Online; Reuters PLC; Securities Data Corporation; Shark Information Services, Inc.; Siebel Systems, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Vickers Stock Research Corporation; Waterhouse Securities, Inc.; Windows on Wall Street; and Yahoo!.

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

Market Guide's analytic software package, Market Guide for Windows (MGW), was introduced in fiscal year 1996. This product permits users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows is delivered on a CD/ROM with weekly, monthly or quarterly updates.

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

In April 1998, Market Guide's information became available on America Online ("AOL"), where it is an important part of the AOL Investment Research area. On America Online, Market Guide gets compensated by a percentage of advertising revenues and the ability to sell users additional content on a subscription or per report basis.

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

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains both advertising supported and added cost content. Advertising supported content is free to the user and Market Guide expects to cover its costs and generate profits from the sale of advertising. As of May 1998, the advertising supported content included:

     Real time price quotes;

     Market commentary (in partnership with Briefing);

     News (in partnership with News Alert);

     Market Guide's Company Snapshot Report;

     Market Guide's Performance Report;

     Market Guide's Financial Highlights Report;

     Market Guide's What's Hot/What's Not service that identifies the price performing leaders and laggards by sector, industry and company over various time periods;

     NetScreen (an online stock screen application); and Price charts (in partnership with Neural Applications Corp.)

For users who wish to have more comprehensive information, added cost content is available for nominal per report or subscription based fees. The added cost content includes:

      The Market Guide Ratio Comparison Report;
      The Market Guide Select Financial Statements;
      The Market Guide ProVestor Plus Report;
      The Earnings Estimate Report (in partnership with First Call); and Market Guide StockQuest Screening Software and Reporting applications.

In addition to our own site, Market Guide's information is available on more than 40 other web sites. Most of these web partners also offer their users added cost services from Market Guide. These added cost services are delivered mostly through co-branded sites hosted by Market Guide.

CreditRisk Monitor

Market Guide's newest division, CreditRisk Monitor (CRM), is a new online information and news service that follows approximately 550 U.S. publicly held domestic retail chains and wholesalers. This online service is accessible through the Internet (www.creditriskmonitor.com) and has been designed to provide corporate credit managers with the analytical tools necessary to analyze and follow, on a daily basis, all the public companies they do business with.

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

In June 1996, the Company leased a sales office in Chicago, Illinois. This space totals 572 square feet and is staffed by a full time sales representative. This office was closed in May, 1998.

Results of Operations

For the three months ended May 31, 1998 compared to May 31, 1997

Total revenues for three months ended May 31, 1998 increased 56% to $2,253,945 from $1,446,013 for the three months ended May 31, 1997. The growth in revenues reflects a 20% increase to $1,409,932 in database vendor sales and a 222% rise to $833,119 in Market Guide product sales.

Market  Guide's   largest   component  of  sales  through  its  vendor  channels
contributed to corporate growth as its vendors continued to enhance their services, create new products and aggressively market them to end users. Market Guide for WindowsTM sales accounted for approximately 5% of total revenue in the current quarter and Market Guide recorded its one hundredth customer sale in the quarter. The CreditRisk Monitor client roster increased steadily in the quarter to approximately 300 companies. Although this new division has not yet achieved profitability, CreditRisk Monitor sales had grown to almost 9% of total first quarter revenues.

Internet based revenues grew the fastest and continued to represent a growing percentage of Market Guide's total revenue. This reflects the servicing of over forty Internet redistribution agreements and increased advertising fees generated at Market Guide's web site (www.marketguide.com). Internet revenues would have been even higher had Market Guide not made its web site free to all users for the month of May 1998. This promotion has proved successful and has been extended through July 1998.

Total operating expenses for three months ended May 31, 1998 increased 33% to $2,011,715 from $1,507,965 in the three months ended May 31, 1997. The increase in operating expenses reflects Market Guide's continuing investment in its Internet effort and its CreditRisk Monitor division. For the quarter ended May 1998, CreditRisk Monitor resulted in an operating loss of approximately $219,000.

Income from operations for three months ended May 31, 1998 totaled $242,230 compared to an operating loss of $61,952 in the three months ended May 31, 1997. The improvement in income from operations reflects increased sales to new and existing customers as well as tight cost control measures.

Interest income for three months ended May 31, 1998 decreased 40% to $4,864. The decrease reflects lower cash balances in the first half of the quarter.

Interest expense for three months ended May 31, 1998 increased 22% to $25,206. Higher interest expense reflects additional capital lease service requirements. The increase in interest expense reflects costs associated with the Fleet line of credit.

Net income for the three months ended May 31, 1998 totaled $217,169 compared to a net loss of $74,529 in the three months ended May 31, 1997.

Liquidity and Capital Resources

As of May 31, 1998, the Company's working capital (current assets less current liabilities) increased 16% to $556,044 from $479,454 as of February 28, 1998. The Company's cash and cash equivalents increased 19% to $964,988 from $809,618 as of February 28, 1998.

For the three months ended May 31, 1998, net cash provided by operating activities increased 51% to $475,696. The increase reflects $217,169 in net income versus a loss of $74,529 in May, 1997 and higher depreciation and amortization expenses.

For the three months ended May 31, 1998, net cash used in investing activities decreased 33% to $403,330. The decrease reflects the Company's reduction in capitalized projects due to the completion of several projects.

For the three months ended May 31, 1998, net cash from financing activities totaled $83,004 compared to net cash used in financing activities totaling $40,992 in the three months ended May 31, 1997. This was due to the proceeds of the employees' stock purchase plan and the exercising of stock incentive options.

The Company did not engage in any borrowing during the first quarter.

The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.

                                Other Information



Item 1      Legal Proceeding

In December 1996, the Company commenced litigation in the United States District Court for the Eastern District of New York against Information Clearinghouse, Inc. d/b/a F&D Reports (ICI) and Lawrence Sarf. The Company's complaint alleges claims of trademark infringement, unfair competition, deceptive trade practices and conversion in connection with the defendant's theft and use of the Company's proprietary slogan, "On-Line, On-Time, On-Target," developed for use with its Internet based credit reporting service, CreditRisk Monitor. Market Guide seeks damages in an amount exceeding $5 million, plus injunctive and declaratory relief. ICI has filed an Answer responding to the Complaint and denying all material allegations. Discovery has been completed, and a final pretrial conference is scheduled, before the Court, on July 28, 1998.

ICI has commenced a separate action in state court against three former ICI employees, Market Guide and individual Market Guide employees arising from use of alleged trade secret information. ICI has asserted claims under New York common law seeking injunctive relief and monetary damages in the estimated amount of $4.3 million. The Company has denied all material allegations from the outset of this suit, and the Company intends to continue its vigorous defense of ICI's claims. At the outset of the case, ICI moved for injunctive relief and Market Guide moved to dismiss all claims. The Court denied ICI's request for injunctive relief and the Company's motion. Deposition discovery is underway, and is scheduled to be completed by September 14, 1998.


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




                                                            MARKET GUIDE INC.
                                                              (Registrant)



July 14, 1998                                               /s/ Homi M. Byramji
Date                                                          HOMI M. BYRAMJI