Form 10-Q
period 1998-08-31
MARKET GUIDE INC
filed 1998-10-13
CIK 720462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1998

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

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No _______



                               4,764,784  Common  shares,  $.001 par value  were
issued and outstanding on October 6, 1998.

                                Table of Contents





Financial Statements

 Balance Sheets as of August 31, 1998 (Unaudited)
 and February 28, 1998                                   3

 Statement of Operations for the Three Months
 and Six Months Ended August 31, 1998
 (Unaudited) and August 31, 1997 (Unaudited)             5

 Statement of Cash Flows for the Six Months
 Ended August 31, 1998 (Unaudited)
 and August 31, 1997 (Unaudited)                          6

 Notes to Financial Statements                            7

Management's Discussion and Analysis of Financial
Condition and Results of Operations August 31, 1998       9

Other Information                                        18

Signature                                                19


                                MARKET GUIDE INC.
                                 Balance Sheets

                                                                         August 31,                 February 28,
                                                                               1998                         1998
                                                               ---------------------     ------------------------
                                                                        (Unaudited)
ASSETS
Current assets:
  Cash                                                     $              1,032,760     $                809,618
  Accounts receivable (net of allowance
  for doubtful accounts)                                                  1,395,553                    1,047,449
  Prepaid expenses and other current assets                                 296,795                      114,985
                                                               ---------------------           ------------------

    Total current assets                                                  2,725,108                    1,972,052

Property, plant and equipment:
  Furniture and equipment                                                 2,031,368                    1,623,206
  Equipment held under capital leases                                       942,950                      942,950
  Leasehold improvements                                                     91,605                       80,990
                                                               ---------------------           ------------------

                                                                          3,065,923                    2,647,146

Less:  Accumulated depreciation and amortization
(including amortization of capital leases totaling
$456,798 and $367,610 as of August 31, 1998 and
February 28, 1998, respectively)                                          1,353,159                    1,117,876
                                                               ---------------------           ------------------

  Net property, plant and equipment                                       1,712,764                    1,529,270

Other assets:
  Computer software and product enhancements
  (net of accumulated amortization)                                       2,831,688                    2,780,128
  Deposits and other assets                                                  78,084                       78,084
                                                               ---------------------           ------------------

    Total other assets                                                    2,909,772                    2,858,212
                                                               ---------------------           ------------------

      Total assets                                         $              7,347,644     $              6,359,534
                                                               =====================           ==================




                                MARKET GUIDE INC.
                           Balance Sheets - continued


                                                                       August 31,                   February 28,
                                                                             1998                           1998
                                                              --------------------     --------------------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Current maturities of long-term debt and capital
   leases                                                 $                364,090     $                274,031

  Unearned revenues                                                      1,439,174                      999,949
  Accounts payable and other accrued expenses                              324,862                      218,618
                                                              ---------------------           ------------------

    Total current liabilities                                            2,128,126                    1,492,598

Non-current liabilities:
  Long-term debt and capital lease obligations,
   less current maturities                                                 573,912                      761,981
                                                              ---------------------           ------------------

    Total non-current liabilities                                          573,912                      761,981

  Commitments                                                                  -0-                          -0-
                                                              ---------------------           ------------------

     Total liabilities                                                   2,702,038                    2,254,579

Stockholders' equity:
Common stock - $.001 par value;  20,000,000  shares
authorized,  4,764,784  and 4,723,594 shares issued
and outstanding as of August 31, 1998 and February 28,
1998, respectively.                                                         4,764                        4,723
Capital in excess of par value                                          5,172,361                    5,010,134
Accumulated deficit                                                     (531,519)                    (909,902)
                                                              ---------------------          ------------------

            Total stockholders' equity                                   4,645,606                    4,104,955
                                                              ---------------------          ------------------

            Total liabilities and stockholders' equity    $              7,347,644     $              6,359,534
                                                              =====================          ==================



                                MARKET GUIDE INC.
                             Statement of Operations
                                   (Unaudited)


                                                  For the 3 Months Ended                       For the 6 Months Ended
                                         ------------------------------------------    ---------------------------------------
                                                    Aug. 31,              Aug. 31,             Aug. 31,              Aug. 31,
                                                        1998                  1997                 1998                  1997
                                               --------------     -----------------      ---------------     -----------------

Revenues:

  Database vendors                          $      1,439,110   $         1,281,896   $        2,849,042   $         2,453,298
  Market Guide products                              855,852               383,996            1,688,971               642,858
  Print product                                       11,368                13,421               22,262                29,170
                                               --------------     -----------------      ---------------       ---------------
    Total revenues                                 2,306,330             1,679,313            4,560,275             3,125,326

Expenses:
 Salaries, payroll taxes & employee                1,206,614             1,015,752            2,425,317             1,939,150
benefits
 Database and product costs                          221,532               108,371              360,192               210,767
 General and administrative                          390,749               293,561              732,834               522,870
 Depreciation                                        122,149                87,794              235,284               171,161
 Amortization                                        117,063               111,483              228,694               203,513
 Advertising and promotion                            62,829                95,430              150,330               172,895
                                               --------------     -----------------      ---------------       ---------------

    Total expenses                                 2,120,936             1,712,391            4,132,651             3,220,356
                                               --------------     -----------------      ---------------       ---------------

Income from operations                               185,394              (33,078)              427,624              (95,030)
Interest income                                        7,521                 4,402               12,385                12,563
Interest expense                                      24,504                18,513               49,710                39,251
                                               --------------     -----------------      ---------------       ---------------

Income before income taxes                           168,411              (47,189)              390,299             (121,718)
Provision for income taxes                             7,200                 2,000               11,919                 2,000
                                               --------------     -----------------      ---------------       ---------------

    Net income                              $        161,211   $          (49,189)   $          378,380   $         (123,718)
                                               ==============     =================      ===============       ===============



Earnings per share:
  Basic                                     $           0.03   $            (0.01)   $             0.08   $            (0.03)
  Diluted                                   $           0.03   $            (0.01)   $             0.08   $            (0.03)

Weighted average number of shares outstanding:
  Basic                                            4,758,276             4,709,801            4,746,710             4,709,002
  Diluted                                          4,950,581             4,737,084            4,964,184             4,735,144





                                MARKET GUIDE INC.
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                For the 6 Months Ended
                                                               ---------------------------------------------------------
                                                                            Aug. 31,                           Aug. 31,
                                                                                1998                               1997
                                                               ----------------------               --------------------



Net income                                                $                  378,380          $               (123,718)
                                                               ----------------------               --------------------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Depreciation and amortization                                            463,978                            374,277


Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable                                 (348,104)                          (389,732)
(Increase)/Decrease in prepaid assets                                      (181,810)                            138,327
Increase/(Decrease) in accounts payable                                      106,244                           (24,970)
Increase/(Decrease) in unearned revenues                                     439,225                            393,153
                                                               ----------------------               --------------------
  Total adjustments                                                          479,533                            491,055
                                                               ----------------------               --------------------

Net cash provided by operating activities                                    857,913                            367,337
                                                               ----------------------               --------------------

Cash Flows From Investing Activities:
Payments for purchase of fixed assets                                      (408,162)                          (377,699)
Payments for leasehold improvements                                         (10,615)                                -0-
Development of computer software and
 Product enhancements                                                      (280,254)                          (697,853)
                                                               ----------------------               --------------------

Net cash used by investing activities                                      (699,031)                        (1,075,552)
                                                               ----------------------               --------------------

Cash Flows From Financing Activities:
Payments  for  capital  leases and  equipment  line of                      (98,008)                           (87,724)
credit
Proceeds from issuance of employee's stock plan                               87,268                             13,841
Proceeds from stock options exercised                                         75,000                                -0-
Proceeds from line of credit                                                     -0-                            263,005
                                                               ----------------------               --------------------

Net cash provided by financing activities                                     64,260                            189,122
                                                               ----------------------               --------------------

Net increase/(decrease) in cash                                              223,142                          (519,093)
Cash at beginning of period                                                  809,618                          1,230,893
                                                               ----------------------               --------------------

Cash at end of period                                     $                1,032,760          $                 711,800
                                                               ======================               ====================




                                Market Guide Inc.
                          Notes to Financial Statements
                                 August 31, 1998


Note 1            INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have been prepared without audit, except for the balance sheet as of February 28, 1998. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Note 2            BANK LINE OF CREDIT

On September 1, 1997, the Company and Fleet Bank extended the equipment line of credit for an additional year with all the original terms and conditions remaining in effect. As of August 31, 1998, the Company's had borrowed $471,750 for the purpose of funding acquisitions of capital equipment (principally computers and peripherals). On August 31, 1998, the equipment line of credit was converted into a three year term loan with interest and principal payments made monthly.

The Company still maintains a $400,000 line of credit with Fleet Bank to be used for working capital purposes. The line of credit expires on August 31, 1999. To date, the Company has never borrowed against this line of credit.

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

Note 4            OPERATING SEGMENTS

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



                               6 months ended August 31, 1998                        6 months ended August 31, 1997
                               ------------------------------                        ------------------------------
                       CreditRisk       Market Guide      Consolidated      CreditRisk       Market Guide       Consolidated

Revenues:
  Database vendor    $           -0-      $     2,849,042    $    2,849,042  $        -0-   $      2,453,298    $     2,453,298
  Market Guide products       421,628           1,267,343         1,688,971        57,953            584,905            642,858
  Print products                 -0-               22,262            22,262           -0-             29,170             29,170

     Total revenues           421,628           4,138,647         4,560,275         57,953         3,067,373          3,125,326

Expenses:
  Salaries & benefits        556,653         1,868,664         2,425,317          276,100          1,663,050          1,939,150
  Database & product costs    69,829           290,363           360,192           23,471            187,296            210,767
  General & admin.            83,853           648,981           732,834           36,337            486,533            522,870
  Depreciation                25,563           209,721           235,284           14,141            157,020            171,161
  Amortization                39,239           189,455           228,694           32,699            170,814            203,513
  Advertising & promo.        75,452            74,878           150,330           91,133             81,762            172,895

    Total expenses           850,589         3,282,062         4,132,651          473,881          2,746,475          3,220,356

Operating income (loss)  $  (428,961)   $      856,585    $      427,624   $    (415,928)   $        320,898  $        (95,030)


Accounts receivable      $   336,784    $    1,058,769     $   1,395,553   $      124,753   $        596,802   $        947,147
Prop., plant & equip., net   217,544         1,495,220         1,712,764          171,894          1,180,041          1,413,541
Capitalized assets, net      477,021         2,354,667         2,831,688          555,500          1,616,934          2,385,961
Unearned revenue             667,115           772,059         1,439,174          201,800            260,880            641,832



                                Market Guide Inc.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 August 31, 1998


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

         Calculation of over 500 popular financial ratios, growth rates, and averages computed for the user's convenience; o Carefully planned, market tested display formats, including company to industry comparisons, that allow users to quickly and efficiently make carefully considered investment and credit decisions; and Developing efficient, timely, cost-effective and easy to use software delivery systems such as Market Guide for Windows(TM), our Internet site (www.marketguide.com) and the CreditRisk Monitor site (www.creditriskmonitor.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms and individual investors. The Company sells its information through four channels: information vendors, the Internet, Market Guide for Windows(TM) (its proprietary analytic software) and a print publication. The CreditRisk Monitor division serves the need of corporate credit managers through an Internet based service.

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

In April 1998, Market Guide's information was introduced on America Online, in May 1998 on Alta Vista, and in August 1998, on the Motley Fool.

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

Market Guide's analytic software package, Market Guide for Windows(TM) (MGW), was introduced in fiscal year 1996. This product permits users to search the database, develop user defined reports and download information to popular spreadsheet software packages. The software is not patented or trademarked, but a copyright is claimed by the Company. Market Guide for Windows(TM) is delivered on a CD/ROM with weekly, monthly or quarterly updates.

In June 1996, the Company announced a multi-year contract with Reuters Limited which grants Reuters' worldwide use of Market Guide's financial database. To date, this agreement represents the largest single contract in Market Guide's history.

The Company has an Internet site that has been in operation since the second quarter of fiscal 1997. It is anticipated that this site will broaden the Company's ability to sell and service its products directly to end users. The address to our site is http:_Hlt432410698/_Hlt432410698/www.marketguide.com. The Company also uses its Internet infrastructure to host co-branded sites and to work in partnership with various vendors. In addition to distributing the information through many Internet based services, Market Guide also hosts co-branded sites for brokerage firms such as Ameritrade and Charles Schwab, as well as search engines including Yahoo!.

The same Market Guide for Windows(TM) software with a smaller information set is sold over the Internet to individual investors under the name StockQuest. StockQuest was introduced in August 1996.

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

On September 10, 1998, Market Guide announced the execution of a definitive option agreement to sell its CreditRisk Monitor business to New Generations Foods, Inc. If the option is exercised, the purchase price of approximately $2.5 million is payable as follows: An initial payment of $1.5 million less adjustments by January 31 1999, and the balance in equal monthly installments, beginning in July 2001 and ending in June 2003. Exercise of the option is at the discretion of New Generation Foods and is dependent, in large part, on the Company's ability to raise financing of approximately $2.5 million to fund the initial payment and CRM's working capital requirements. There are no assurance that New Generation Foods will conclude the transaction.


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

These industry and sector classifications will help investors:

Identify which industries and sectors are outperforming the market or have fallen from favor; o Compare companies to a well-defined peer group; o Analyze and review industry and sector financial and investment characteristics; o Properly construct portfolios to ensure adequate diversification; and o Make well reasoned asset allocation decisions.

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

In order to satisfy institutional investors' needs for extensive historical financial information, Market Guide increased the number of years of historical annual financial statements in the Market Guide database. With the culmination of the "Big Ten" project, Market Guide now has annual financial statement data going back to 1983 for most companies on its database. As a result of the "Big Ten" project, Market Guide is now able to compete for other business where at least ten years of historical data is required. This information is currently being distributed within the OneSource US Equities product, the Market Guide for Windows(TM) product, and through selected vendors.

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

      Real time price quotes;
      Market commentary (in partnership with Briefing);
      News (in partnership with News Alert);
      Market Guide's Company Snapshot Report;
      Market Guide's Performance Report;
      Market Guide's Financial Highlights Report;
      Market Guide's What's Hot/What's Not service that identifies the price performing leaders and laggards by sector, industry and company over various time periods; NetScreen (an online stock screen application); and Price charts (in partnership with Neural Applications Corp.).

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

On September 10, 1998, Market Guide announced the execution of a definitive option agreement to sell its CreditRisk Monitor business to New Generations Foods, Inc.

If the option is exercised, the purchase price of approximately $2.5 million is payable as follows: An initial payment of $1.5 million less adjustments by January 31 1999, and the balance in equal monthly installments, beginning in July 2001 and ending in June 2003. Exercise of the option is at the discretion of New Generation Foods and is dependent, in large part, on the Company's ability to raise financing of approximately $2.5 million to fund the initial payment and CRM's working capital requirements. There are no assurance that New Generation Foods will conclude the transaction.

Business Facilities

In October 1994, the Company relocated its principal place of business to new headquarters in Lake Success, New York. Lake Success is located on the Queens (New York City) - Nassau County (Long Island) border. The Company currently maintains two office suites in this complex, Suite South 200 which totals 13,500 square feet, and Suite West 290 which totals 5,500 square feet.

Results of Operations

For the three months ended August 31, 1998 compared to August 31, 1997

Total revenues for the three months ended August 31, 1998 increased 37% to $2,306,330 from $1,679,313 for the three months ended August 31, 1997. The growth in revenues reflects a 12% increase to $1,439,110 in database vendor sales and a 123% rise to $855,852 in Market Guide product sales.

The Company continues to achieve gains in all its main business segments. Internet based revenues grew the fastest and continued to represent an expanding percentage of Market Guide's total revenue. This reflects the servicing of over forty Internet redistribution agreements and advertising fees generated at Market Guide's web site (www.marketguide.com). Internet revenues may have been even higher had Market Guide not made its web site free to all users since May 1998. This promotion has proved successful in increasing web traffic and has been extended through December 1998.

Market Guide's core base of sales through its vendor channels contributed to corporate growth as its vendors continued to enhance their services, create new products and aggressively market them to end users. Market Guide for WindowsTM sales accounted for approximately 5% of total revenue in the current quarter. The Credit Risk Monitor client roster continues to increase steadily, however operating expenses continue to exceed recognizable revenue.

Total operating expenses for three months ended August 31, 1998 increased 24% to $2,120,936 from $1,712,391 in the three months ended August 31, 1997. The increase in operating expenses reflects Market Guide's continuing investment in its Internet effort and its CreditRisk Monitor division. For the quarter ended August 1998, CreditRisk Monitor resulted in an operating loss of $218,835.

Income from operations for three months ended August 31, 1998 totaled $185,394 compared to an operating loss of $33,078 in the three months ended August 31, 1997. The improvement in income from operations reflects increased sales to new and existing customers as well as tight cost control measures.

Interest income for three months ended August 31, 1998 increased 71% to $7,521. The increase reflects higher cash balances.

Interest expense for three months ended August 31, 1998 increased 32% to $24,504. Higher interest expense reflects additional capital lease service requirements. The increase in interest expense reflects costs associated with the Fleet line of credit.

Net income for the three months ended August 31, 1998 totaled $161,211 compared to a net loss of $49,189 in the three months ended August 31, 1997.


For the six months ended August 31, 1998 compared to August 31, 1997

Total revenues for the six months ended August 31, 1998 increased 46% to $4,560,275 from $3,125,326 for the six months ended August 31, 1997. The growth in revenues reflects a 16% increase to $2,849,042 in database vendor sales and a 163% rise to $1,688,971 in Market Guide product sales.

The Company continues to achieve gains in all its main business segments. Internet based revenues grew the fastest and continued to represent an expanding percentage of Market Guide's total revenue. This reflects the servicing of over forty Internet redistribution agreements and advertising fees generated at Market Guide's web site (www.marketguide.com). Internet revenues may have been even higher had Market Guide not made its web site free to all users since May 1998. This promotion has proved successful in increasing web traffic and has been extended through December 1998.

Market Guide's core base of sales through its vendor channels contributed to corporate growth as its vendors continued to enhance their services, create new products and aggressively market them to end users. Market Guide for WindowsTM sales accounted for approximately 5% of total revenue in the first sixth months of the current fiscal year. The Credit Risk Monitor client roster continues to increase steadily, however operating expenses continue to exceed recognizable revenue.

Total operating expenses for six months ended August 31, 1998 increased 28% to $4,132,651 from $3,220,356 in the six months ended August 31, 1997. The increase in operating expenses reflects Market Guide's continuing investment in its Internet effort and its CreditRisk Monitor division. For the six months ended August 1998, CreditRisk Monitor resulted in an operating loss of $428,961.

Income from operations for the six months ended August 31, 1998 totaled $427,624 compared to an operating loss of $95,030 in the six months ended August 31, 1997. The improvement in income from operations reflects increased sales to new and existing customers as well as tight cost control measures.

Interest income for six months ended August 31, 1998 decreased 1% to $12,385. The decrease reflects a lower cash balance in the first quarter.

Interest expense for six months ended August 31, 1998 increased 27% to $49,710. Higher interest expense reflects additional capital lease service requirements. The increase in interest expense reflects costs associated with the Fleet line of credit.

Net income for the six months ended August 31, 1998 totaled $378,380 compared to a net loss of $123,718 in the six months ended August 31, 1997.

Liquidity and Capital Resources

As of August 31, 1998, the Company's working capital (current assets less current liabilities) increased 25% to $596,982 from $479,454 as of February 28, 1998. The Company's cash and cash equivalents increased 28% to $1,032,760 from $809,618 as of February 28, 1998.

For the six months ended August 31, 1998, net cash provided by operating activities increased 134% to $857,913. The increase reflects $378,380 in net income versus a loss of $123,718 in August, 1997 and higher depreciation and amortization expenses.

For the six months ended August 31, 1998, net cash used in investing activities decreased 35% to $699,031. The decrease reflects the Company's reduction in capitalized projects due to the completion of several projects.

For the six months ended August 31, 1998, net cash from financing activities decreased 66% to $64,260. The decline reflects no equipment financing for the six months ended August 1998.

The Company did not engage in any borrowing during the first six months.

The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.

Year 2000 Compliance

The Company is currently conducting a comprehensive review of its computer systems and software to assess its exposure to Year 2000 issues. Based upon a preliminary assessment, management believes the Company's systems are compliant or will be compliant by the end of 1999. All maintenance and modification costs are being expensed as incurred. The costs associated with Year 2000 compliance have not been, nor are they anticipated to be, material to the Company's financial position or results of operations.

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



                                                              /s/ HOMI M BYRAMJI