Form 10-Q
period 1998-11-30
MARKET GUIDE INC
filed 1999-01-14
CIK 720462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1998

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

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No _______



4,787,762 Common shares, $.001 par value were issued and outstanding on January 13, 1999.

                                    Table of Contents





Financial Statements

Balance Sheets as of November 30, 1998 (Unaudited) and February 28, 1998
(Restated)                                                                   3

Statement of Operations for the Three Months and Nine Months Ended
November 30, 1998 (Unaudited) and November 30, 1997 (Restated)               5

Statements of Cash Flows for the Nine Months Ended November 30, 1998
(Unaudited) and November 30, 1997 (Restate)                                  6

Notes to Financial Statements                                                7

Business Description                                                         9

Management's Discussion and Analysis of Financial Condition and
Results of Operations November 30, 1998                                     13

Other Information                                                           17

Signature                                                                   18


                                                 MARKET GUIDE INC.
                                                  Balance Sheets
                                                    (Unaudited)

                                                                                November 30,                 February 28,
                                                                                        1998                         1998
                                                                                                               (Restated)
                                                                        ---------------------     ------------------------
ASSETS
Current assets:
  Cash                                                              $                901,177     $                809,618
  Accounts receivable (net of allowance
  for doubtful accounts)                                                           1,239,960                      827,409
  Prepaid expenses and other current assets                                          124,429                      114,985
                                                                        ---------------------          -------------------

    Total current assets                                                           2,265,566                    1,752,012

Property, plant and equipment:
  Furniture and equipment                                                          1,912,376                    1,387,872
  Equipment held under capital leases                                                942,950                      942,950
  Leasehold improvements                                                              92,930                       80,990
                                                                        ---------------------          -------------------

                                                                                   2,948,256                    2,411,812

Less:  Accumulated depreciation and amortization
(including amortization of capital leases totaling
$501,391 and $367,610 as of November 30, 1998
and February 28, 1998, respectively)                                               1,404,032                    1,076,395
                                                                        ---------------------          -------------------

  Net property, plant and equipment                                                1,544,224                    1,335,417

Net assets of discontinued operations                                                795,797                      485,874

Other assets:
  Computer software and product enhancements
  (net of accumulated amortization)                                                2,518,399                    2,263,868
  Deposits and other assets                                                           77,173                       78,084
                                                                        ---------------------          -------------------

    Total other assets                                                             2,595,572                    2,341,952
                                                                        ---------------------          -------------------

      Total assets                                                  $              7,201,159     $              5,915,255
                                                                        =====================          ===================


                                                 MARKET GUIDE INC.
                                            Balance Sheets - continued
                                                    (Unaudited)

                                                                          November 30,                    February 28,
                                                                                  1998                            1998
                                                                                                            (Restated)
                                                                   --------------------     ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Current maturities of long-term debt and capital
   leases                                                      $                365,865     $                 274,031
  Unearned revenues                                                             912,219                       555,670
  Accounts payable and other accrued expenses                                   481,276                       218,618
                                                                   ---------------------           -------------------

    Total current liabilities                                                 1,759,360                     1,048,319

Non-current liabilities:
  Long-term debt and capital lease obligations,
   less current maturities                                                      483,272                       761,981
                                                                   ---------------------           -------------------

    Total non-current liabilities                                               483,272                       761,981

  Commitments                                                                       -0-                           -0-
                                                                   ---------------------           -------------------

     Total liabilities                                                        2,242,632                     1,810,300

Stockholders' equity:
Common stock - $.001 par value;  20,000,000  shares  Authorized,
4,787,762  and 4,723,594 shares Issued and outstanding as of
November 30, 1998 and February 28, 1998, respectively.                            4,788                         4,723
 Capital in excess of par value                                               5,276,209                     5,010,134
 Retained earnings                                                            (322,470)                     (909,902)
                                                                   ---------------------
                                                                                                   -------------------

            Total stockholders' equity                                        4,958,527                     4,104,955
                                                                   ---------------------           -------------------

            Total liabilities and stockholders' equity         $              7,201,159     $               5,915,255
                                                                   =====================           ===================





                                MARKET GUIDE INC.
                             Statement of Operations
                                   (Unaudited)



                                                   For the 3 Months Ended                       For the 9 Months Ended
                                          ------------------------------------------    ---------------------------------------
                                                     Nov. 30,              Nov. 30,             Nov. 30,              Nov. 30,
                                                         1998                  1997                 1998                  1997
                                                                         (Restated)                                 (Restated)
                                                 -------------     -----------------      ---------------     -----------------
Revenues:
  Database vendors                            $     1,473,390   $         1,229,699   $        4,322,432   $         3,682,997
  Market Guide products                               733,296               405,414            2,000,639               990,319
  Print product                                        11,929                11,014               34,191                40,184
                                                 -------------     -----------------      ---------------       ---------------

    Total revenues                                  2,218,615             1,646,127            6,357,262             4,713,500

Expenses:
 Salaries, payroll taxes & employee                   981,554               788,318            2,850,218             2,451,368
benefits
 Database and product costs                           230,360                91,772              520,723               279,069
 General and administrative                           285,393               218,925              839,698               661,985
 Depreciation                                         117,916                86,994              327,637               244,014
 Amortization                                          98,084                92,971              287,539               263,784
 Advertising and promotion                             41,113                34,882              115,991               116,644
                                                 -------------     -----------------      ---------------       ---------------

    Total expenses                                  1,754,420             1,313,862            4,941,806             4,016,864
                                                 -------------     -----------------      ---------------       ---------------

Income from operations                                464,195               332,265            1,415,456               696,636
Interest income                                         7,331                 4,373               19,716                16,937
Interest expense                                       21,465                21,975               71,175                61,227
                                                 -------------     -----------------      ---------------       ---------------

Income before income taxes                            450,061               314,663            1,363,997               652,346
Provision for income taxes                              7,201                   -0-               19,120                 2,000
                                                 -------------     -----------------      ---------------       ---------------

    Income from continuing operations                442,860               314,663           1,344,877               650,346
    Income from discontinued operations             (233,810)             (297,170)            (757,447)             (756,571)
    Net income                                $      209,050     $          17,493    $         587,430     $         (106,225)

Earnings per share - Basic:
  Continuing operations                                  0.09                  0.07                0.28                  0.14
  Discontinued operations                              (0.05)                (0.07)               (0.16)                (0.16)
  Total                                     $           0.04   $               0.00   $            0.12    $            (0.02)

Earnings per share - Diluted:
  Continuing operations                                  0.09                  0.07                 0.27                 0.14
  Discontinued operations                              (0.05)                (0.07)               (0.15)                (0.16)
  Total                                     $           0.04   $               0.00   $             0.12   $            (0.02)


Weighted average number of shares outstanding:
  Basic                                             4,769,487             4,713,709            4,754,247             4,710,560
  Diluted                                           4,969,587             4,753,709            4,965,964             4,741,287



                                                 MARKET GUIDE INC.
                                             Statements of Cash Flows
                                                    (Unaudited)




                                                                                 For the 9 Months Ended
                                                                ---------------------------------------------------------
                                                                             Nov. 30,                           Nov. 30,
                                                                                 1998                               1997
                                                                                                              (Restated)
                                                                ----------------------               --------------------



Income from continuing operations                          $                1,344,877          $                 650,346
                                                                ----------------------               --------------------
Adjustments   to  reconcile  net  income  to
net  cash  provided  by  operating activities:
    Depreciation and amortization                                             615,176                            507,798


Changes in assets and liabilities:
(Increase)/Decrease in accounts receivable                                  (412,551)                          (263,535)
(Increase)/Decrease in prepaid assets                                         (9,444)                            143,990
(Increase)/Decrease in deposits and other assets                                  911                                  2
Increase/(Decrease) in accounts payable                                       262,658                             87,156
Increase/(Decrease) in unearned revenues                                      356,549                            268,856
                                                                ----------------------               --------------------
  Total adjustments                                                           813,299                            744,267
                                                                ----------------------               --------------------

Net cash provided by continuing operations                                  2,158,176                          1,394,613
   Discontinued operations                                                  (943,841)                          (618,951)
                                                                ----------------------               --------------------
Net cash provided by operating activities                                   1,214,335                            775,662

Cash Flows From Investing Activities:
Payments for purchase of fixed assets                                       (524,504)                          (450,357)
Payments for leasehold improvements                                          (11,940)                            (4,201)
Development of computer software and
 Product enhancements                                                       (542,071)                          (823,412)
Investing activities of discontinued operations                             (123,528)                          (307,469)
                                                                ----------------------               --------------------

Net cash used by investing activities                                     (1,202,043)                        (1,585,439)
                                                                ----------------------               --------------------

Cash Flows From Financing Activities:
Payments  for  capital  leases  and  equipment  line of                     (186,873)                          (133,079)
credit
Proceeds from issuance of employee's stock plan                               191,140                             24,789
Proceeds from stock options exercised                                          75,000                                -0-
Proceeds from line of credit                                                      -0-                            379,630
                                                                ----------------------               --------------------

Net cash provided by financing activities                                      79,267                            271,340
                                                                ----------------------               --------------------

Net increase/(decrease) in cash                                                91,559                          (538,437)
Cash at beginning of period                                                   809,618                          1,230,893
                                                                ----------------------               --------------------

Cash at end of period                                      $                  901,177          $                 692,456
                                                                ======================               ====================


                                                 Market Guide Inc.
                                           Notes to Financial Statements
                                                 November 30, 1998


Note 1            INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Market Guide Inc. have been prepared without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999.

Note 2            BANK LINE OF CREDIT

As of August 31, 1998, the Company had borrowed $471,750 for the purpose of funding acquisitions of capital equipment (principally computers and peripherals). On August 31, 1998, the equipment line of credit was converted into a three year term loan with interest and principal payments paid monthly.

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

Note 4            DISCONTINUED OPERATIONS

In September 1998, Market Guide sold New Generation Foods, Inc. an option to purchase the CreditRisk Monitor division (formed in September 1996) from Market Guide. On December 29, 1998, New Generation Foods gave Market Guide written notice of its intent to exercise the option together with a signed Asset Purchase Agreement. The closing is expected to occur in January 1999. All the financials in this 10-Q treat Market Guide's CreditRisk Monitor division as a discontinued operation.

Note 4            DISCONTINUED OPERATIONS (continued)

             Selected Financials of the CreditRisk Monitor Division


                                                    For the 3 Months Ended                      For the 9 Months Ended
                                           ------------------------------------------    -------------------------------------
                                                      Nov. 30,              Nov. 30,             Nov. 30,            Nov. 30,
                                                          1998                  1997                 1998                1997
                                                 --------------     -----------------      ---------------     ---------------
Revenues:
  Earned Revenues                             $        245,812   $            97,168   $          667,440   $         155,121
                                                 --------------     -----------------      ---------------       -------------

    Total revenues                                     245,812                97,168              667,440             155,121

 Expenses:
    Salaries, payroll taxes and employee               279,306               244,793              835,959             520,893
benefits
    Database and product costs                          32,003                19,420              101,832              42,891
    General and administrative                          95,691                72,735              274,220             152,545
    Depreciation                                        16,871                10,256               42,434              24,397
    Amortization                                        19,620                19,620               58,859              52,319
    Advertising and promotion                           36,131                27,514              111,583             118,647
                                                 --------------     -----------------      ---------------       -------------

      Total expenses                                   479,622               394,338            1,424,887             911,692
                                                 --------------     -----------------      ---------------       -------------

 Income before income taxes                          (233,810)             (297,170)            (757,447)           (756,571)

 Provision for income taxes                                -0-                   -0-                  -0-                 -0-
                                                 --------------     -----------------      ---------------       -------------

 Net  income                                         (233,810)             (297,170)            (757,447)           (756,571)


                                                Business Description


Business

Market Guide Inc. was incorporated in the State of New York on March 23, 1983 as "The Unlisted Market Service Corporation." On September 3, 1986 the current corporate name was adopted. In 1996, the Company formed a new division, CreditRisk Monitor, to develop services for the corporate credit manager.
CreditRisk  Monitor is  expected to be sold to New  Generation  Foods in January
1999.

The Company acquires, integrates, condenses and publishes accurate, timely, and objective financial, descriptive and other information on publicly traded corporations. The Company markets this information along with proprietary software to the professional and individual investment communities, through the Internet (www.marketguide.com) and other distribution channels in a cost effective manner.

Market Guide receives in excess of 99% of its revenue from the sale of this information and attendant software through Internet and on-line distribution channels. The balance of revenue is derived from sale of printed products.

The Market Guide Database covers over 11,000 companies traded on the New York Stock Exchange, American Stock Exchange, Nasdaq and Over-the-Counter Stock Markets, including foreign companies trading in the U.S. as ADRs and ADSs. The content created by Market Guide is derived from information filed by the subject company with the Securities and Exchange Commission, issued in press releases or carried in other media reports. Each company's information is updated at least four and often more than eight times a year, as soon as relevant information becomes available. Pricing and trading volume information incorporated into the database are updated daily, and short interest statistics are updated monthly.

Market Guide adds value, distinguishes itself from the competition, and serves its clients through its:

o Flexible database design which presents financial statements in the same detail as issued by each company. This gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions;
o Mapping the financials into standardized formats to allow consistent calculations and cross company comparisons;
o Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, summary insider and institutional ownership statistics, bond ratings, corporate profile information and short interest statistics giving users a complete perspective on each company;
o Calculation of over 500 popular financial ratios, growth rates, and averages computed for the user's convenience;
o Carefully planned, market tested display formats, including company to industry and sector comparisons, that allow users to quickly and efficiently make carefully considered investment decisions; and
o Developing efficient, timely, cost-effective and easy to use software delivery systems such as Market Guide for Windows(TM) and our Internet site (www.marketguide.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms, individual investors, discount brokerage firms, financial websites and other Internet sites. The Company sells its information through four channels: The Internet, online information vendors, Market Guide for Windows(TM)
(its proprietary  analytic software) and a print publication.

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains advertising supported content and will soon be expanded to include a subscription based service. Advertising supported content is free to the user and Market Guide expects to cover its costs and generate profits from the sale of advertising. As of November 1998, the advertising supported content included:

      Real time price quotes; Market Guide's Company Snapshot Report; Market Guide's Performance Report; Market Guide's Financial Highlights Report; The Market Guide Ratio Comparison Report; The Market Guide Select Financial Statements;
      Market Guide's What's Hot/What's Not service that identifies the price performing leaders and laggards by sector, industry and company over various time periods;
      NetScreen (an online stock screen application); and Market commentary (in partnership with Briefing); News (in partnership with News Alert); Price charts (in partnership with Neural Applications Corp.).

In addition to providing direct access to users of www.marketguide.com, Market Guide also hosts several private label or co-branded sites for the customers of vendors including Charles Schwab, Ameritrade, Yahoo! and America Online. Private label sites generally have the look and feel of the vendor's site, do not contain advertising and are restricted to registered users of the vendor. Co-branded sites are often advertising supported and will have subscription component when Market Guide introduces subscription based services.

Vendors

Market Guide works in partnership with financial information service vendors, discount brokerage firms and financial and other websites. The financial information service vendors combine data from various real-time and historical information sources with their own analytic software and data delivery capability. Their sales forces sell the product and they also provide customer training and support services. Market Guide focuses on developing the highest quality and timely information content and leveraging off the information vendor's sales force, software, information dissemination infrastructure and customer base. The amount of data presented, its display format, and the software's analytic capabilities vary depending upon the way each information provider defines its customers' needs, software capabilities, distribution technologies and preferred pricing strategies.

Market Guide  currently  has a  relationship  with over 90  information  service vendors that currently distribute the Market Guide Database and/or Internet products including: Accutrade; AltaVista; America Online; American Association of Individual Investors; Ameritrade; Argus Research; ADP; AIQ Systems, Inc.; Bridge Information Systems Inc.; Business Wire, Inc.; Charles Schwab and Company; Charter Media; CNNfn; Data Broadcasting Corporation; Data Downlink; Dow Jones Markets; FactSet Research Systems, Inc.; The Financial Post Company; First Call Corporation; Global Market Information; Go2Net, Inc.; Holt Value Associates; Horsesmouth LLC; ILX Systems Inc.; Individual Investor Group; InfoSpace Inc.; Instinet Analytics; Interactive Data Corporation; The Investext Group; INVESTools Inc.; Lycos; Motley Fool; News Alert, Inc; OneSource
Information Services, Inc.; P.C. Quote, Inc.; Pointcast; Prodigy Services Company; Quote.com; Quotes Plus; Quotron Systems, Inc.; Real Time Quotes, Inc.; Reality Online; Reuters PLC; Securities Data Corporation; Shark Information Services, Inc.; Siebel Systems, Inc.; Telemet America, Inc.; Telescan, Inc.; Track Data Corporation; Vickers Stock Research Corporation; Wall Street Research Net, LLC; Wall Street Source; Waterhouse Securities, Inc.; Windows on Wall Street; and Yahoo!.

Market Guide for Windows(TM)  and StockQuest(TM)

Market Guide for Windows(TM), also known as MGW, is a CD/Rom based analytic and reference product targeted at institutional investors. Market Guide for Windows contains comprehensive reports of Market Guide information as well as earnings estimates from First Call Corporation. It has powerful yet easy to use screening, reporting and spreadsheet downloading capabilities. MGW is available by weekly, biweekly, monthly or quarterly subscriptions.

The same MGW software with about 60 screening items and no reports is called StockQuest(TM) and is marketed to individual investors from our website. Users download the StockQuest program and weekly updates from our website and run the application locally. StockQuest is the most powerful screening application available on the web today.

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

Market Guide attempts to provide continuity of coverage so that subscribers to the book can keep following companies in which they have an interest. However, from time-to-time the companies covered do change. The most common reasons for deletion of coverage are:

o        The company has been acquired in a merger or a leveraged buyout;
o The company has not filed a financial statement with the Securities and Exchange Commission for two or more reporting periods;
o The company has exhibited significant deterioration in its financial condition;
o The company has been deleted from the National Association of Security Dealers Automatic Quotation System ("Nasdaq") and has fewer than three Market Makers;
o The company now trades on the New York or American Stock Exchange, and no longer qualifies for the OTC edition.

Companies dropped from the book are replaced by companies which are selected by using proprietary Market Guide selection criteria. The companies in the book have regularly outperformed the Nasdaq composite.

Discontinued Operations -- CreditRisk Monitor

CreditRisk Monitor ("CRM"), is an online information and news service that follows approximately 550 U.S. publicly held domestic retail chains and wholesalers. This online service is accessible through the Internet (www.creditriskmonitor.com) and has been designed to provide corporate credit managers with the analytical tools necessary to analyze and follow, on a daily basis, all the public companies they do business with.

The CRM information service consists of: CRM Company Reports, the CRM Alert Notification Service and the CRM Real-Time News Service. The CRM web site became operational in April 1997.

On September 10, 1998, Market Guide announced the execution of a definitive option agreement to sell its CreditRisk Monitor business to New Generations Foods, Inc. (OTCBB symbol: NGNF).

The purchase price of approximately $2.5 million is payable as follows: An initial payment of $1.5 million less adjustments by January 31 1999, and the balance in equal monthly installments, beginning in July 2001 and ending in June 2003.

On December 29, 1998, New Generation Foods delivered written notice of its intent to exercise its option and executed an Asset Purchase Agreement. Assuming the transaction is completed, Market Guide will restate its financial results for fiscal years 1997, 1998 and 1999. Financial results presented in this Form 10-Q filing for the periods ending November 30, 1997 and February 28, 1998 have been restated treating the CRM division as a discontinued operation.

Market Guide expects to recognize a pretax gain from the sale of the CRM division of more than $1.0 million including accumulated depreciation, a portion of which may be deferred over the term of the purchase and sale agreement.

Business Facilities

In October 1994, the Company relocated its principal place of business to Lake Success, New York. Lake Success is located on the Queens (New York City) - Nassau County (Long Island) border. The Company currently maintains two office suites in this complex, Suite South 200 which totals 13,500 square feet, and Suite West 290 which totals 5,500 square feet.

                                Market Guide Inc.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                November 30, 1998


For the three months ended November 30, 1998 compared to November 30, 1997

Total revenues for the three months ended November 30, 1998 increased 35% to $2,218,615 from a restated $1,646,127 for the three months ended November 30, 1997. The growth in revenues reflects a 20% increase to $1,473,390 from database vendor sales and an 81% rise to $733,296 in Market Guide proprietary product sales.

All of the Company's business segments contributed to the increase in revenues. Internet revenues continued to grow faster than the overall corporate average in the third quarter. This reflects the servicing of over sixty (up from more than forty in the prior quarter) Internet redistribution agreements, "co-branded" arrangements and advertising fees generated at Market Guide's website (www.marketguide.com). Market Guide's previously announced decision to make its website free to all users since May 1998 has resulted in an 11% compound monthly sequential increase in traffic compared to levels experienced prior to the commencement of the promotion. Market Guide has decided to extend the promotion into the first calendar quarter of 1999.

Market Guide's core base of sales through its online vendor channels contributed to corporate growth as its vendors continued to enhance their services, create new products and aggressively market them to end users. Management expects that over time, as Internet revenues grow, the more traditional online vendor revenues will represent a declining percentage of total Company revenues. Market Guide for WindowsTM sales increased nearly 17% in the current quarter compared to the same period one year ago.

Total operating expenses for three months ended November 30, 1998 increased 34% to $1,754,420 from a restated $1,313,862 in the three months ended November 30, 1997. The increase in operating expenses reflects costs associated with a higher employee count, increased royalty payments to third parties for the content they provide primarily for the Market Guide Internet site and higher overhead expenses.

Income from operations for three months ended November 30, 1998 increased 40% to $464,195 from a restated $332,265 in the three months ended November 30, 1997. The improvement in income from operations reflects growth from existing customers, the addition of new vendors primarily in the Internet marketplace, and tight cost control measures.

Interest income for three months ended November 30, 1998 increased 68% to $7,331. The increase reflects higher cash balances in the quarter, partially offset by lower prevailing interest rates.

Interest expense for three months ended November 30, 1998 decreased 2% to $21,465. The slight decrease reflects reduced balances outstanding on older, higher interest rate leases.

Income from continuing operations for the three months ended November 30, 1998 increased 41% to $442,860 compared to a restated $314,663 in three months ended November 30, 1997.

Loss from discontinued operations declined 21% to $233,810 compared to $297,170 in the three months ended November 30, 1997.

For the nine months ended November 30, 1998 compared to November 30, 1997

Total revenues for the nine months ended November 30, 1998 increased 35% to $6,357,262 from a restated $4,713,500 for the nine months ended November 30, 1997. The growth in revenues reflects a 17% increase to $4,322,432 in database vendor sales and a 102% rise to $2,000,639 in Market Guide product sales.

All of the Company's business segments contributed to the increase in revenues. Internet revenues continued to grow faster than the overall corporate average in the nine month period just ended. This reflects the servicing of over sixty Internet redistribution agreements, "co-branded" arrangements and advertising fees generated at Market Guide's website (www.marketguide.com).

Market Guide for WindowsTM sales increased approximately 54% in the nine month period ended November 30, 1998 compared to the same period one year ago.

Total operating expenses for nine months ended November 30, 1998 increased 23% to $4,941,806 from a restated $4,016,864 in the nine months ended November 30, 1997. The increase in operating expenses reflects costs associated with a higher employee count, increased royalty payments to third parties for the content they provide primarily for the Market Guide Internet site and higher overhead expenses.

Income from operations for the nine months ended November 30, 1998 rose 103% to $1,415,456 compared to a restated $696,636 in the nine months ended November 30, 1997. The improvement in income from operations reflects growth from existing customers, the addition of new vendors primarily in the Internet marketplace, and tight cost control measures.

Interest income for nine months ended November 30, 1998 increased 16% to $19,716. The increase reflects higher cash balances in the nine month period, partially offset by lower prevailing interest rates.

Interest expense for the nine months ended November 30, 1998 increased 16% to $71,175. The increase in interest expense reflects higher borrowing levels.

Income from continuing operations for the nine months ended November 30, 1998 rose 107% to $1,344,877 compared to a restated $650,346 in the nine months ended November 30, 1997.

Loss from discontinued operations increased slightly to $757,447 compared to $756,571 in the nine months ended November 30, 1997. Discontinued operations represent the CreditRisk Monitor division which is scheduled to be sold in January 1999. CreditRisk Monitor's revenues continue to increase steadily, however operating expenses continue to exceed recognizable revenue.

Liquidity and Capital Resources

As of November 30, 1998, the Company's working capital (current assets less current liabilities) decreased 28% to $506,206 from a restated $703,693 as of February 28, 1998. The Company's cash and cash equivalents increased 11% to $901,177 from $809,618 as of February 28, 1998.

For the nine months ended November 30, 1998, net cash provided by continuing operations increased 55% to $2,158,176 compared to a restated $1,394,613 for the nine months ended November 30, 1997. Net cash provided by operating activities increased 57% to $1,214,335 compared to a restated $775,662 for the nine months ended November 30, 1997. The increase reflects a $694,531 rise in income from continuing operations to $1,344,877 and higher depreciation and amortization expenses.

For the nine months ended November 30, 1998, net cash used in investing activities decreased 24% to $1,202,043 compared to a restated $1,585,439 for the nine months ended November 30, 1997. The decrease reflects the Company's completion of several product development and MIS projects.

For the nine months ended November 30, 1998, net cash from financing activities decreased 71% to $79,267 compared to $271,340 for the nine months ended November 30, 1997. The decline reflects an absence of equipment financing for the nine months ended November 30, 1998.

The Company did not engage in any new borrowing during the first nine months ended November 30, 1998.

The Company believes its current liquidity is sufficient to meet its obligations during the next twelve months.

Euro Compliance

Market Guide has worked with its vendor partners to create a comprehensive strategy for dealing with the new Euro currency which went into effect on January 1, 1999. Market Guide has revised its systems to be fully Euro compliant.

Year 2000 Compliance

Market Guide has completed an assessment of its internal systems, proprietary software and products, and the Company believes its products, systems and software are ready for the change occurring January 1, 2000. The Company has initiated the next phase of rigorous and systematic testing of all aspects of its business. Market Guide has also made suitable inquiries of its mission critical suppliers and redistributors seeking their assessments of progress regarding Y2K readiness. Market Guide cannot make any representations on their behalf, and the Company has not formed any opinion as to their state of Y2K readiness.

As of the November 1998 10-Q filing date, the following states of readiness are believed to exist for the subject areas:

Products:
Market Guide's products will not be changed as a result of the Year 2000 Readiness Program. Formats for all data elements in each of its product files will not change. Most current files already include only four-digit years. Any two-digit years will continue to be represented by two digits. All calculations involving dates as well as the production and dissemination of these files will be rigorously tested. Some test data may be available for client testing in early 1999.

Production Processes and Application Software:
Market Guide is currently designing and building a separate test production environment. This environment will be used to ensure that in-house systems are year 2000 ready, and will enable the Company to identify those third party information providers who are also year 2000 ready. Testing will begin early in 1999 and the test environment will not be dismantled until well into the year 2000. This will permit the Company to address any unanticipated problems that may arise.

Internal Administrative Systems:
All hardware, systems software, third party application software, and outside services are being evaluated for year 2000 readiness. To ensure that there will be no business disruption due to year 2000 issues; telephone systems, security badge readers, personal computers, accounting systems, etc. are being rigorously tested.

Expenses to be incurred in the year 2000 readiness effort are unknowable at this time, but are not believed to represent a material expense over all. All maintenance and modification costs will be expensed as incurred.

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




                                                MARKET GUIDE INC.
                                                (Registrant)



January 14, 1998                                /s/ HOMI M. BYRAMJI
Date