Form 10-K
period 1999-02-28
MARKET GUIDE INC
filed 1999-06-01
CIK 720462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ] Annual  Report  Pursuant  to  Section  13 or 15 (d) of the
      Securities Exchange Act of 1934 [fee required] For the fiscal year ended February 28, 1999

                                       OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [no fee required]For the transition period from __________ to ___________

                        Commission File Number: 291525-NY


                                MARKET GUIDE INC.
             (Exact name of Registrant as specified in its charter)

New York                                       11-2646081
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

     2001 Marcus Avenue, Suite South 200, Lake Success, New York 11042-1011
              (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 17, 1999, the aggregate market value of the voting stock held by non-affiliates, 2,764,994 shares of Common Stock, $.001 par value, was $51,843,638 based on the closing price of $18 3/4 for one share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, as of May 17, 1999 was 4,796,963.

PART I

Item 1:  Business

Business

Market Guide is a leading online provider and publisher of value-added financial data and other information on publicly traded companies. The Company maintains one of the largest U.S. public company databases with over 11,000 companies traded on the New York Stock Exchange, American Stock Exchange, Nasdaq and Over-the-Counter Stock Markets, including foreign companies trading in the U.S. as ADRs and ADSs. Company analysts regularly compile and process information filed with the SEC, issued in press releases or carried in other media reports. The analysts assess this raw data and update each company's information as soon as relevant information becomes available. This is at least four times and often more than eight times per year. The Company has also created widely used and well-regarded proprietary industry and sector groups and assigned companies to these industries and sectors. The Company then adds value by computing ratios, peer group comparisons, growth rates and other statistics, which are presented as field information in various time tested report formats that follow a recommended analytic process and are supported by extensive education content. The Company also has a historical daily pricing database going back to 1983 and is nearing introduction of an exciting new product with business description, officer and director information and business and geographical segment information.

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

Market Guide receives in excess of 95% of its revenue from the sale of this information and attendant software through Internet and on-line distribution channels. The balance of revenue is derived from sales of CD/Rom and printed products.

Market Guide adds value, distinguishes itself from competition, and serves its clients through its:

Flexible database design which presents financial statements in the same detail as issued by each company. This gives users important insights not available in competitive databases, thereby enabling them to make better informed investment decisions;

Mapping  the  financials  into  standardized   formats  to  allow  consistent
calculations and cross company comparisons; o Inclusion of auxiliary information such as earnings estimates, price performance, relative price performance, (summary) insider and institutional ownership statistics, bond ratings, corporate profile information and short interest statistics giving users a complete perspective on each company;

Calculation of over 500 popular financial ratios, growth rates, and averages computed for the user's convenience; o Carefully planned, market tested display formats, including company to industry and sector comparisons, that allow users to quickly and efficiently make carefully considered investment decisions; and

Development of efficient, timely, cost-effective and easy to use software delivery systems such as Market Guide for Windows(TM) and the Company's Internet site (www.marketguide.com).

The targeted markets for Market Guide's data and related products include investment managers, investment research departments, financial planners, investment counselors, investment bankers, banks, stockbrokers and brokerage firms, traders, libraries, publications, corporations, law firms, individual investors, discount brokerage firms, financial websites and other Internet sites. The Company sells its information through three channels: the database vendors (through Internet, online information vendors), Market Guide for Windows(TM) (its proprietary analytic software) and print publications.

Internet

The Company has created a dynamic, comprehensive and extremely useful Internet site. The site contains advertising supported content and will soon be expanded to include subscription based services. Advertising supported content is free to the user and Market Guide expects to cover its costs and generate profits through the sale of advertising and in the future, receipt of subscription revenues.

As of February 28, 1999, advertising supported content included:


Real time price quotes;

Market Guide's Company Snapshot Report;

Market Guide's Performance Report;

Market Guide's Financial Highlights Report;

The Market Guide Ratio Comparison Report;

The Market Guide Select Financial Statements Report;

Market Guide's What's Hot/What's Not service that identifies the price performance leaders and laggards by sector, industry and company over various time periods;

NetScreen (an online stock screen application); and o Market commentary (in partnership with Briefing.com); o News (in partnership with News Alert);

Price charts (in partnership with Neural Applications Corp.).

In addition to providing direct access to users of www.marketguide.com, Market Guide also hosts private label and co-branded sites for various customers of vendors including Charles Schwab, Ameritrade, Yahoo! and America Online. Private label sites generally have the look and feel of the vendor's site, do not contain advertising and are restricted to registered users of the vendor. Co-branded sites are often advertising supported and will have a subscription component when Market Guide introduces subscription-based services.

Significant Customers

In Fiscal 1999, Reuters America, Inc., OneSource Information Services, Inc. and Bridge Information Systems, Inc. accounted for 14.9%, 14.2% and 13.4% of total revenues, respectively.

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

Market Guide currently has relationships with over 100 information service vendors that currently distribute the Market Guide Database and/or Internet products including: Accutrade; AltaVista; America Online; American Association of Individual Investors; Ameritrade; Argus Research; ADP; AIQ Systems, Inc.; Bridge Information Systems Inc.; Business Wire, Inc.; Charles Schwab and Company; Charter Media; CNNfn; Data Broadcasting Corporation; Data Downlink; Dow Jones Markets; FactSet Research Systems, Inc.; The Financial Post Company; First Call Corporation; Go2Net, Inc.; Holt Value Associates; Horsesmouth LLC; ILX Systems Inc.; Individual Investor Group; InfoSpace Inc.; Instinet Analytics; Interactive Data Corporation; The Investext Group; Investools Inc.; Motley Fool; National Discount Brokers; News Alert, Inc; OneSource Information Services, Inc.; P.C. Quote, Inc.; Pointcast; Prodigy Services Company; Quote.com; Quotes Plus; Quotron Systems, Inc.; Real Time Quotes, Inc.; Reality Online; Reuters PLC; Securities Data Corporation; Siebel Systems, Inc.; Telemet America, Inc.; Telescan, Inc.; TheStreet.com; Track Data Corporation; Vickers Stock Research Corporation; Wall Street Research Net, LLC; Wall Street Source; Waterhouse Securities, Inc.; Windows on Wall Street; and Yahoo!.

Market Guide for Windows(TM)  and StockQuest(TM)

Market Guide for Windows(TM) ("MGW") is a CD/Rom based analytic and reference product targeted principally at institutional investors and high end individual investors. Market Guide for Windows contains comprehensive reports of Market Guide information as well as earnings estimates from First Call Corporation. It has powerful yet easy to use screening, reporting and spreadsheet downloading capabilities. MGW is available through weekly, biweekly, monthly or quarterly subscription arrangements.

The same MGW software with a subset of approximately 60 screening items and no reports is called StockQuest(TM) and is marketed to individual investors from our website. Users download the StockQuest program and weekly updates from our website and run the application locally.

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

Market Guide attempts to provide continuity of coverage enabling subscribers to continue following companies in which they have an interest. However, from time-to-time companies covered in this publication do change. The most common reasons for deletion of coverage are:

The company has been acquired in a merger, leveraged buyout or a similar transaction;

The company has not filed financial statements with the Securities and Exchange Commission for two or more consecutive reporting periods;

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

Discontinued Operations -- CreditRisk Monitor

On January 15, 1999, Market Guide concluded an agreement to sell its CreditRisk Monitor division to New Generations Foods, Inc. (OTCBB symbol: NGNF). Subsequent to consummation of the transaction, New Generation Foods changed its name to CreditRisk Monitor.com Inc. (new OTCBB symbol: CRMZ). The purchase price of approximately $2.3 million was payable to Market Guide as follows: An initial payment, after adjustments, totaling $1.2 million paid on January 15, 1999 and the balance consisting of two notes totaling $1.1 million to be paid in equal monthly installments, beginning in July 2001 and ending in June 2003.

Competition

The investment and financial information industry is highly competitive with many different firms serving the industry's needs. There are numerous print and electronic publishers of information for the investment community, most of whom have been in business longer, are better known and whose financial resources exceed those of the Company. Among the better known competitors are: Standard & Poor's (McGraw Hill), Moody's, Value Line, Media General Financial Services and Disclosure (Primark).

The Company believes that it is distinguished from much of its competition as it compiles, maintains, and publishes one of the largest and most timely databases of investment quality information. Market Guide also competes by providing database structure and content that help users make better informed decisions and through the effective use of technology that enables the Company to be a price leader.

One of the most significant distinctions is that Market Guide stores and displays company financials in the same "company specific line item description" format used by the subject company in its SEC filings. "Company specific line item description" means that the line item terminology assigned to Income Statement, Balance Sheet and Statement of Cash Flow values is the same as that used by the company in its official reports. For example, "Aircraft Fuel" and "Landing Fees" may be shown for an airline company; "Newsprint" and "Postage" for a newspaper publisher. This allows users to project the impact of external events such as changes in the price of oil, paper or postage on the profitability of a company. Competitive databases might consolidate these items under general headings such as "Costs of Goods Sold."

Principal methods of competition between companies engaged in the historical financial information business include but are not limited to: accuracy of data; timeliness of database updating; size of the universe presented; depth of coverage of each company in the universe; number of years of coverage; methods of delivery to the end user; the inclusion of analysis or opinion; customer/vendor support; and price.

Personnel

As of February 28, 1999, the Company had a staff of 97 full-time employees, an increase from 73 (non CreditRisk Monitor) full-time employees at the same time one year ago.

Euro Compliance

Market Guide has worked with its vendor partners to create a comprehensive strategy for dealing with the new Euro currency which went into effect on January 1, 1999. Market Guide has revised its systems to be fully Euro compliant.

Item 2:  Properties

The Company currently leases a total of approximately 19,000 square feet at 2001 Marcus Avenue, Lake Success, New York 11042-1011.

Item 3:           Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceeds will have a material adverse effect on the financial condition, operations or cash flows of the Company.


Item 4:           Submission of Matters to a Vote of Security Holders

None.

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

Effective March 5, 1997, the Company's stock commenced trading on the Nasdaq SmallCap Market under the symbol MARG. The table below sets forth, for the fiscal periods shown, the high and low closing prices for the Common Stock. On February 26, 1999, the last reported sale price of the Common Stock as reported on the Nasdaq SmallCap Market was 10 3/4 per share.


         Fiscal 1999                                 High              Low

         First Quarter                               29 1/2            2 1/2
         Second Quarter                              10 3/4            4
         Third Quarter                               14 7/16           3 1/2
         Fourth Quarter                              21                8 1/8


         Fiscal 1998                                 High              Low

         First Quarter                               4 3/8             2 1/4
         Second Quarter                              3 3/4             2 3/8
         Third Quarter                               3 1/2             1 3/4
         Fourth Quarter                              3 1/8             2 1/4


On May 17, 1999, there were 212 holders of record of the Common Stock of the Company. The Company estimates the number of beneficial owners of the Company's Common Stock on May 17, 1999 to be approximately 3,800.

The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently intends to retain all earnings to finance the expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

Item 6:           Selected Financial Data

The following is selected financial data only, and is qualified by the Financial Statements, in their entirety, which are set forth elsewhere in this Form 10-K. (Note: Amounts for years prior to February 28, 1999 have been restated to reflect, (i) the CRM division as a discontinued operation, and (ii) a change in accounting for certain operating leases, see Notes C and J to the financial statements).



                                              SUMMARY OPERATING DATA


Fiscal Year Ended                 February 28,         February 28,          February 28,          February 29,         February 28,
                                      1999                 1998                  1997                  1996                 1995
                               ---------------      ----------------      ----------------      ---------------      ---------------
Total revenues              $       8,839,521    $        6,602,733    $        4,776,418    $       3,999,759    $       2,687,950
Income from continuing
 operations

                                    1,723,946             1,032,978               292,743              352,368              203,990
Income per share from
  continuing operations - diluted        0.35                  0.22                  0.07                 0.08                 0.05
Shares used in the calculation of
  income per share                  4,914,647             4,755,905             4,408,378            4,401,135            4,256,999



                                                     SUMMARY BALANCE SHEET DATA


                                 February 28,         February 28,          February 28,          February 29,         February 28,
                                     1999                 1998                  1997                  1996                 1995
                               ---------------      ----------------      ----------------      ---------------      ---------------

Working capital              $       2,221,755    $          860,931    $        1,447,754    $         974,102    $         766,951
Total assets                         8,012,939             6,072,493             5,228,647            3,471,704            2,603,097
Long term debt and
  obligations under
  capital leases, excluding
    Current maturities                 403,107               761,981               564,262              291,202              182,737
Stockholders' equity                 5,889,958             3,831,701             3,847,627            2,158,975            1,709,023



PART II

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of the fiscal years ended February 28, 1999, February 28, 1998, and February 29, 1997 should be read in conjunction with the Financial Statements and Notes thereto.

Results of Operations

For the fiscal year ended February 28, 1999 compared to restated fiscal year ended February 28, 1998

Total revenues for the fiscal year ended February 28, 1999 increased 34% to $8,839,521. The growth in revenues reflects increases of 26% in database vendor sales to $6,886,761 and 73% in Market Guide product sales to $1,906,201. The growth in revenue reflects the addition of 35 new vendors in the 1999 fiscal year (95 vs. 60) primarily related to Internet redistribution and co-branded relationships, growth in sales from several of the Company's institutional and brokerage vendors, a 40% increase in Market Guide for Windows sales reflecting greater market penetration, and an increase of more than 116% in direct Internet revenue. Internet revenue benefited from a full year of advertising revenues. Advertising revenue increased thirty-five fold and strong page view growth was achieved at the Company's Internet site - www.marketguide.com. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, decreased 9% to $46,559 as this product segment has been de-emphasized.

Costs of revenue increased 33% to $3,061,807 reflecting additional costs related to covering an increased number of companies in the Market Guide Database as well as increased royalty payments to third party content providers.

Selling, general and administrative expenses increased by a more moderate 16% to $2,723,357. This increase was attributable to additional sales personnel and recruitment costs, increased facilities expenses, additional costs related to a four-fold increase in the number of current shareholders, and higher accounting and professional fees.

Depreciation and amortization expense increased 22% to $845,719 reflecting the acquisition of additional computer hardware, software and ancillary equipment to support the Company's expanding Internet infrastructure and the purchase of additional computer equipment to support a larger employee base.

Advertising and promotion costs decreased 6% to $151,005 reflecting the Company's ability to transact more business via email as opposed to the historical sales process of frequent visits to existing and potential customers.

Interest income rose 52% to 32,161 reflecting a more than doubling of the Company's year end cash and marketable securities position. The majority of the cash and marketable securities increase was attributable to the January 1999 sale of the CreditRisk Monitor division to New Generation Foods, Inc.

Interest expense increased a moderate 5% to $90,002 reflecting a reduction in capital lease obligations outstanding offset by the conversion of the Fleet Bank line of credit to a three-year term loan effective September 1, 1998.

For the reasons described above, income before income taxes and discontinued operations increased 92% to $1,999,792 from $1,040,252 in fiscal 1998.

Income tax expense increased from $7,274 to $275,846 in the fiscal year ended February 28, 1999. Effective in the fourth quarter of fiscal 1999, the Company had fully utilized all its net operating loss carryforwards. The Company's effective tax rate rose to 41% in the fourth quarter and 14% for the fiscal year ended February 28, 1999.

For the reasons described above, income from continuing operations expanded 67% to $1,723,946 from $1,032,978 in fiscal 1998.

Loss from discontinued operations reflected the sale of the Company's CreditRisk Monitor (CRM) division in January 1999. Losses incurred in this division declined 60% to $439,849 reflecting a growing number of customers for the CRM service and a cost containment program instituted in the middle of the 1999 fiscal year. Additionally, the Company recognized a gain of $225,572, net of $162,876 in income taxes, related to receipt of $1,233,187 upon consummation of the sale of CRM to New Generation Foods, Inc.

Net income totaled $1,509,669 for the fiscal year ended February 28, 1999 versus a restated net loss of $54,043 in the fiscal year ended February 28, 1998.

Restated results for the fiscal year ended February 28, 1998 compared to restated fiscal year ended February 28, 1997

Total revenues for the fiscal year ended February 28, 1998 increased 38% to a restated $6,602,733 from a restated $4,776,418 in fiscal year 1997. Revenues have been restated to exclude sales from discontinued operations (CRM). The increase in revenues reflects a 30% increase in database vendor sales to $5,452,484 and Market Guide product sales growth of 117% to $1,099,257. Revenue growth was attributable to continued sales to our traditional core of vendors that sell to the institutional, retail, and individual investor marketplaces, new revenue from the addition of more than thirty Internet related vendors, growth in subscription sales at the Company's web site (www.marketguide.com), and incremental sales of Market Guide for Windows. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, decreased 18% to $50,992 from $61,853 in fiscal year 1997. The decline in print product sales reflects lower sales to public libraries due to Market Guide's decision to concentrate on marketing electronic products and services.

Total operating expenses for the fiscal year ended February 28, 1998 increased 24% to a restated $5,497,777 from a restated $4,441,562 in fiscal year 1997. Higher operating expenses principally reflected costs associated with increased staffing levels, higher depreciation and amortization charges, and increased sales and marketing activities.

Income from operations for the fiscal year ended February 28, 1998 increased 230% to a restated $1,104,956 from a restated $334,856 in fiscal year 1997. Results benefited from strong vendor revenues and a reduction in operating expenses as a percentage of sales.

Interest income for the fiscal year ended February 28, 1998 decreased 32% to $21,173 from $31,128 in fiscal 1997. The decrease reflects lower cash balances throughout the fiscal year primarily related to funding continued operating losses at the Company's CreditRisk Monitor division.

Interest expense for the fiscal year ended February 28, 1998 increased 14% to $85,877 from $75,592 in fiscal year 1997. Higher interest expenses included additional capital lease service requirements to fund equipment acquisitions in fiscal year 1998.

Income tax provision for the fiscal year ended February 28, 1998 totaled $7,274 compared with income tax benefit of $2,351 in fiscal year 1997.

Income from continuing operations for the fiscal year ended February 28, 1998 increased 253% to $1,032,978 from $292,743 in fiscal year 1997.

Loss from discontinued operations increased from $114,971 to $1,087,021 reflecting inclusion of a full year of operating losses attributable to the CreditRisk Monitor division.

A restated net loss for the fiscal year ended February 28, 1998 totaled $54,043 versus a restated net income of $177,772 in fiscal year 1997.

Liquidity and Capital Resources

As of February 28, 1999, the Company's working capital (current assets less current liabilities) increased 158% to $2,221,755 when compared to the amounts at February 28, 1998. The increase of $1,360,824 in working capital resulted principally from the disposition of the Company's CreditRisk Monitor division, and an increase in cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents increased 127% to $1,838,408 when compared to the balance at February 28, 1998.

For the fiscal year ended February 28, 1999, net cash provided by operating activities from continuing operations increased 12% to $2,266,189 when compared to February 28, 1998. This increase reflects an increase in income from continuing operations and higher non-cash expenses (depreciation and amortization), partially offset by an increase in accounts receivable and deferred tax assets.

For the fiscal year ended February 28, 1999, net cash used in investing activities decreased 38% to $963,170 when compared to the fiscal year ended February 28, 1998. The decrease reflects proceeds from the sale of the CreditRisk Monitor division.

For the fiscal year ended February 28, 1999, net cash used in financing activities decreased 91% to $12,906 when compared to the fiscal year ended February 28, 1998. The decline reflects an increase in proceeds from exercise of stock options.

Net cash used in discontinued operations decreased 65% to $261,323 when compared to the fiscal year ended February 28, 1999. The decline in loss reflects lower losses from discontinued operations.

The Company believes its current working capital, cash to be generated from operating activities and accounts receivable under its existing credit facilities will be sufficient to meet its obligations during the next twelve months.

Year 2000 Compliance

Market Guide has completed its initial inventory and assessment of its internal systems, proprietary software, and products. Preliminary indications are Market Guide is ready for the change occurring January 1, 2000. The Company is regularly revisiting the inventory of its systems as they change, and all systems are being thoroughly tested before being put into production.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the particular year. Computer programs that have date-sensitive software may recognize a date use "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Currently, the Company is in the process of comprehensive, systematic testing of all aspects of its business. The Company is communicating with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's current assessment is based on presently available information. However there can be no guarantee that the systems of other companies on which the Company's system relies will be converted on a timely basis, or that failure to convert by another company, or a conversion is incompatible with the Company's systems, would not have a material adverse effect on the Company.

As of May 1999, the following states of readiness are believed to exist for the following subject areas:

Products
Market Guide's products will not be changed as a result of the Year 2000 Readiness Program. Formats for all date elements in each of our products will not change. Most of the Company's current files already include only four-digit years. Any two-digit years will continue to be represented by two digits. All calculations involving dates as well as the production and dissemination of these files is being rigorously tested.

Production Processes and Application Software
Market Guide has implemented a Year 2000 test lab facility which is dedicated to testing systems for Year 2000 compliance and which is designed to replicate, as closely as possible, the Company's daily production environment. This test environment is being used to evaluate whether the in-house systems are Y2K ready as well as to enable the Company to identify those third party information providers who are also Year 2000 ready. Testing is to be completed by August 31, 1999, and the test environment will not be dismantled until well into the year 2000. This allows the Company to address any unanticipated problems as they arise.

Internal Administrative Systems
All hardware, systems software, third party application software, and outside services are being examined for Year 2000 readiness. The Company is currently reviewing its office systems (telephone, security, workstations, accounting systems, etc.) in order to reprogram or replace incompatible hardware or software.

Contingency Planning
Market Guide is in the process of drafting contingency plans for all of its mission critical systems in the event of an unforeseen Y2K failure. An experienced Y2K contingency planner, with prior experience developing Y2K contingency plans for a major Fortune 500 company, is leading our planning. Contingency plans will be completed by September 30, 1999, with two Company-wide rehearsals planned during the fourth calendar quarter of 1999.

Worst Case Scenario
The total cost of the Year 2000 project was estimated at $200,000 for the Company's critical systems and is being funded through operating cash flows. Of the total projected cost, approximately $80,000 attributable to the purchase of new hardware and software which is being capitalized. To date, the Company has expended $40,000 towards the purchase of new hardware and software. The remaining $120,000 is to cover personnel and non-capital expenses which will be expensed as incurred and is not expected to have a material effect on the results of operations. To date, the Company has expended a $20,000 of the $120,000 to cover personnel and non-capital expenses. The costs of the project and date on which the Company plans to complete the Year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, failure of third parties on which the Company relies and similar uncertainties. However, the Company will not be able to function in the event of an extended power failure or a failure of the telecommunications services provided by the local telephone company and or the Company's Internet service providers.

Due to general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customer, the potential effect on the financial results and the condition of the company has not been measured. The Company intends the Year 2000 program to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results.

Item 7A:          Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. All of the Company's long-term debt (approximately $393,000 at February 28, 1999) is at a variable rate of interest and is not hedged by any derivative instruments. If market interest rates increase by five percent from levels at February 28, 1999, the effect on the Company's results of operations would be approximately $20,000.

Item 8:           Financial Statements and Supplementary Data

This information required by Item 8, and an index thereto, appears at pages F-4 through F-18 (inclusive) of this Report, which pages follow page 19.

Item 9: Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

Market Guide has selected Ernst & Young LLP as the Company's independent auditors for the fiscal year ended February 28, 1999.

The Board of Directors approved the selection of Ernst & Young LLP at a regular meeting on March 29, 1999. The decision to change independent auditors was based on the Company's rapid growth.

Market Guide's prior independent auditors, Zerbo, McKiernan & Zambito, have served as Market Guide's auditors for the past nine years and played an important role in assisting Market Guide in its growth from a small OTC Bulletin Board company to its status today on the Nasdaq Small Cap Market. Zerbo, McKiernan & Zambito LLC, will serve as consultants over the next several months to ensure a smooth transition. There were no disagreements on accounting and financial disclosure.

                                                      PART III

Item 10:     Directors and Executive Officers of the Registrant

    (a)  Identification of Directors and Executive Officers

         The names, ages and principal occupations of the Company's Directors as of the end of the reporting period, and the data on which their term of office commenced and expires, are as follows:


                                                                       DIRECTOR                        PRINCIPAL
             NAME                   AGE        TERM OF OFFICE            SINCE                        OCCUPATION
================================ =========== ==================== ==================== ==========================================
Thomas A. Prendergast                65               1                  1997          Chairman  of the  Board of  Directors  of
                                                                                       the   Company,   Management   Consultant,
                                                                                       Certified    Public     Accountant,     &
                                                                                       Entrepreneur

John D. Case                         54               1                  1984          General   Counsel  and  Director  of  the
                                                                                       Company

Homi M. Byramji                      46               1                  1988          President,   Chief   Executive   Officer,
                                                                                       Treasurer and Director of the Company

Raymond B. Dooley                    52               1                  1989          Banker,   specializing   in   structuring
                                                                                       government  backed  loans and Director of
                                                                                       the Company

Mark B. Burka                        49               1                  1995          Portfolio  Manager,  Manager  Pension and
                                                                                       Deferred   Benefit    Investments,    Aon
                                                                                       Advisors,   Inc.   and  Director  of  the
                                                                                       Company

Steven A. Hirsh                      59               1                  1997          Portfolio  Manager,  William Harris & Co.
                                                                                       and Director of the Company

Jeffrey S. Geisenheimer              33              N/A                 N/A           Chief  Financial  Officer  and  Corporate
                                                                                       Secretary of the Company




  (1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

  (2) Time Warner, Inc. has the right to name a Director to the Board if it retains at least a 3.5% ownership in the Company. Time Warner, Inc. currently owns 3.3% of the shares outstanding.

  (3) Thomas A. Prendergast assumed the position of Chairman in August 1998.

    (b)  Business Experience

         Thomas A. Prendergast joined the Board of Directors in November 1997. In August 1998 he became the Chairman of Market Guide. He is an El Paso, Texas based management consultant, entrepreneur, and private investor who has previously served on the boards of sixteen public companies. In five instances he was Chairman of their respective boards. A Certified Public Accountant, Mr. Prendergast holds a B.S. degree from Fordham University and has engaged in post-graduate studies at the University of Texas, El Paso. He was a founding member of the El Paso Community College and served as the President of its Board of Trustees from 1969 to 1982.

         John D. Case is a graduate of Hofstra University (B.A. 1968) and Suffolk University Law School (J.D. 1971). He is admitted to the practice of law in New York State and Federal jurisdictions. Prior to assuming the Company's Presidency and Chairmanship in February 1989, he was a Director of the Company (elected 1984) and was engaged in the practice of law. Mr. Case served as President and CEO of the Company from February 1989 to February 1992 and Chairman from February 1989 to August 1998. Mr. Case is currently compensated in the form of cash and qualifies for the Key Employee Incentive Plan.

         Homi M. Byramji, a Director since 1988, had previously consulted in computerized equity research for nine years. He holds a Masters Degree in Business Administration, Rutgers University (1975) and became Secretary and Treasurer of the Company on February 23, 1989. Mr. Byramji remained Treasurer and assumed the duties of President and CEO on March 1, 1992. He is compensated in the form of cash and stock and qualifies for the Key Employee Incentive Plan.

         Raymond B. Dooley joined the Board of Directors in March 1989. He is a banker specializing in structuring government backed corporate loans. Mr. Dooley holds a Masters Degree in Business Administration from St. John's University.

         Mark B. Burka, C.F.A. joined the Board of Directors in August 1995. He is a Chartered Financial Analyst and Manager of Pension and Deferred Benefit Investments with Aon Advisors, Inc. Mr. Burka holds a Masters Degree in Business Administration from the University of Chicago Graduate School of Business, and a Bachelor of Arts from the University of Wisconsin in Madison, Wisconsin. He has been employed with Aon Advisors, Inc. and its predecessors since 1977.

         Steven A. Hirsh  joined the Board of  Directors  in November  1997.
         He is a portfolio manager for William Harris & Company, a financial services company, located in Chicago, Illinois. Since 1994 he has been the Chairman, President and CEO of Astro Communications, Inc.
         (OTCBB: ASTO). He currently serves as a director of Complete Management Inc. (NYSE: CMI) and the Reliance Standard Life Insurance Company and First Reliance subsidiaries of Delphi Financial Group (NYSE: DFG). Mr. Hirsh earned a B.S. degree at the University of Colorado and holds an MBA from the University of Chicago.

         Jeffrey S. Geisenheimer joined the Company in July 1987 as a Securities Analyst. He has held various positions within the Company including Director of Research and Director of New Business Development. In 1996, he was promoted to Chief Financial Officer, and in 1998 he was appointed to the position of Corporate Secretary. Mr. Geisenheimer earned a Bachelor of Business Administration in Finance and Economics from Hofstra University and is scheduled to complete his M.B.A. in Accounting at Hofstra University in December 1999.

All Directors of the Company will serve in such capacity until the next annual meeting of the Company's stockholders and until their successors have been duly qualified and elected.

Item 11:          Executive Compensation

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company to executive officers of the Company who served in such capacities during fiscal year 1999 (the "Named Officers") for services rendered during each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE



                                                                                                  Long-Term Compensation Awards



                                                         Annual Compensation
                                             --------------------------------------------       ----------------------------------
                                             Fiscal Year                                           Securities Underlying Stock
        Name and Principal Position                           Salary          Bonus                    Options Granted (#)
Thomas A. Prendergast..............              1999            $15,000             -0-                           10,000
  Chairman                                       1998                -0-             -0-                            5,000
                                                 1997                -0-             -0-                              -0-
Homi M. Byramji.................                 1999           $200,000             -0-                           50,000
  President, Chief Executive                     1998            200,000             -0-                              -0-
  Officer and Treasurer                          1997            170,000             -0-                              -0-
John D. Case.......................              1999           $125,000             -0-                           10,000
  General Counsel                                1998            125,000             -0-                              -0-
                                                 1997             75,000             -0-                              -0-
Jeffrey S. Geisenheimer..............            1999           $115,500             -0-                           30,000
  Chief Financial Officer and                    1998            105,000             -0-                           13,000
Secretary                                        1997            100,000             -0-                              -0-



Employment Agreements

None of the Company's Executive Officers currently have employment contracts with the Company.

Employee Stock Purchase Plan

At the August 31, 1995 annual shareholders' meeting, the Board of Directors approved an Employee Stock Purchase Plan. The Plan enables employees to purchase common stock of the Company through payroll deductions and/or cash payments at a 15% discount to market prices based on the lower of the average closing price during the quarter, or the average closing price for the last five days of the quarter.

Key Employee Incentive Plan

At the August 31, 1995 annual shareholders' meeting, the shareholders approved a plan that creates the ability to grant stock and/or options to purchase stock of the Company to key corporate employees.

Outside Directors' Plan

At the August 31, 1995 annual shareholders' meeting, the shareholders approved a plan that creates the ability to grant stock awards and/or non-qualified options to purchase stock of the Company to outside directors.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 17, 1999 by all persons known to the Company to be beneficial owners of more than 5% of its Common Stock and all Officers and Directors, both individually and as a Group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person upon the exercise of outstanding warrants and options, are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.




NAME AND ADDRESS OF                         AMOUNT AND NATURE OF                        APPROXIMATE
BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP (1)                    PERCENT OF CLASS (2)

Mark B. Burka (3) (4)                                         816,000                         16.9%
618 Washington Avenue
Wilmette, IL  60091

Homi M. Byramji (5)                                           593,489                          12.1%
One Sheep Hill Road
Boonton Township, NJ 07005

John D. Case (6)                                              696,343                          14.4%
12 Timberland Lane
Old Brookville, NY 11545

Raymond B. Dooley (7)                                           19,687                          0.4%
98 Eighth Avenue
Sea Cliff, NY  11579

Jeffrey S. Geisenheimer (8)                                      58,500                        1.2%
81 Joyce Road
Tenafly, NJ  07670

Steven A. Hirsh    (9)                                            7,500                        0.2%
1895 Lake Avenue
Highland Park, IL  60035

Thomas A. Prendergast (10)                                      98,450                         2.0%
46-95 North Mesa, Suite 200
El Paso, TX  79912

All Directors and Officers                                      2,289,969                     45.3%
as a Group (7 persons)


(1) Unless otherwise indicated, all shares are directly owned and the sole voting and investment power is held by the persons named.
(2) Based upon 4,796,963 shares of Common Stock issued and outstanding as of May 17, 1999.
(3) Includes options for the purchase of 10,000 shares of Common Stock at $2.50 per share, 10,000 shares of Common Stock at $3.00 per share, and 10,000 shares of Common Stock at $12.00 per share.
(4) Shares owned directly and owned by Mark B. Burka, Trustee FBO Mark B. Burka Trust.
(5) Includes options for the purchase of 12,500 shares of Common Stock at $2.68 per share, 50,000 shares of Common Stock at $5.57 per share and 50,000 shares of Common Stock at $13.20 per share.
(6) Includes options for the purchase of 12,500 shares of Common Stock at $2.68 per share and 10,000 shares of Common Stock at $5.23 per share.
(7) Includes options for the purchase of 5,000 shares of Common Stock at $2.50 per share, 5,000 shares of Common Stock at $3.00 per share and 7,500 shares of Common Stock at $12.00 per share.
(8) Includes options for the purchase of 13,000 shares of Common Stock at $3.00 per share, 30,000 shares of Common Stock at $5.06 per share, and 10,000 shares of Common Stock at $12.00 per share.
(9)      Includes options for the purchase of 7,500 shares at $12.00 per share.
(10) Include options for the purchase of 5,000 shares of Common Stock at $3.00 per share and 10,000 shares of Common Stock at $4.75.

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

   (a) (3)    Exhibits

              3      Certificate of Incorporation and Amendments thereto*
              3(A)   By-Laws*
              27     Financial Data Schedule

   (b)        Reports on Form 8-K

              Sale of CreditRisk Monitor division
              Change in Independent Accountants

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARKET GUIDE INC.

Dated:   June 1, 1999
Lake Success, New York                   /s/ Homi M. Byramji
                                         President, CEO and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




SIGNATURES                                        TITLE                                 DATE
---------------------------------------- -------- ------------------------------------- --------------------------------------


/s/ THOMAS A. PRENDERGAST                         Chairman                                 June 1, 1999




/s/ HOMI M. BYRAMJI                               President, CEO                           June 1, 1999
                                                  Treasurer and Director


/s/ JOHN D. CASE                                  General Counsel and Director             June 1, 1999




/s/ MARK B. BURKA                                 Director                                 June 1, 1999




/s/ RAYMOND B. DOOLEY                             Director                                 June 1, 1999




/s/ STEVEN A. HIRSH                               Director                                 June 1, 1999



/s/ JEFFREY S. GEISENHEIMER                       CFO and Corporate Secretary              June 1, 1999


                                Form 10-K - Item
                                14(a)(1) and (2)
                                Market Guide Inc.


         List of Financial Statements and Financial Statement Schedules



The following financial statements of Market Guide Inc. are included in Item 8:

Reports of Independent Auditors                                       F-2

Balance Sheets  - February 28, 1999 and 1998                          F-4

Statements of Operations - Years Ended February 28, 1999,
  1998 and 1997                                                       F-6

Statements of Cash Flows - Years Ended February 28, 1999,
  1998 and 1997                                                       F-7

Statements of Stockholders' Equity - Years Ended February 28, 1999,
  1998 and 1997                                                       F-8

Notes to Financial Statements                                         F-9



The following financial statement schedule of Market Guide Inc. is included in
Item 14(a)(2):

Schedule II - Valuation and Qualifying Accounts                      F-21




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

                Report of Independent Auditors

The Board of Directors and Stockholders
Market Guide Inc.

We have audited the balance sheet of Market Guide Inc. (the "Company") as of February 28, 1999, and the related statements of operations, stockholders'
equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended February 28, 1999 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Guide Inc. at February 28, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended February 28, 1999.




                                                                ERNST &YOUNG LLP
New York, New York
April 23, 1999

                         Report of Independent Auditors

The Board of Directors and Stockholders
Market Guide Inc.

We have audited the balance sheet of Market Guide Inc. (the "Company") as of February 28, 1998, and the related statements of operations, accumulated deficit, cash flows, and stockholders' equity for the years ended February 28, 1998 and 1997. Our audits also included the financial statement schedule for the years ended February 28, 1998 and 1997 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Guide Inc. at February 28, 1998, and the results of its operations and its cash flows for the years ended February 28, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein for the years ended February 28, 1998 and 1997.

As discussed in Notes C and J, respectively, a change in accounting for operating leases resulted in an understatement of previously reported expenses and disposal of a division has been reclassified as a discontinued operation. Accordingly, the financial statements for the years ended February 28, 1998 and 1997 have been restated to reflect these changes.


Zerbo, McKiernan & Zambito, L.L.C.
Fairfield, New Jersey
May 18, 1998 except for Notes C and J as to which the date is April 27, 1999








                                MARKET GUIDE INC.
                                 Balance Sheets




                                                                                 February 28,                     February 28,
                                                                                     1999                             1998
Assets                                                                                                             (restated)
Current assets:
  Cash and cash equivalents                                            $              1,838,408     $                    809,618
  Accounts receivable, net of allowance for doubtful
  accounts of $34,000 in 1999 and $24,000 in 1998                                     1,220,869                          827,409
  Prepaid expenses and other current assets                                             272,038                          261,107
  Deferred income taxes                                                                 191,008                           11,116
                                                                           ---------------------           ----------------------

Total current assets                                                                  3,522,323                        1,909,250


Property and equipment, at cost:
  Furniture and equipment                                                             1,687,987                        1,387,872
  Equipment held under capital leases                                                   942,950                          942,950
  Leasehold improvements                                                                 92,930                           80,990
                                                                           ---------------------           ----------------------

                                                                                      2,723,867                        2,411,812
  Less:  accumulated depreciation and amortization
  (including amortization of $545,985 in 1999 and
  $367,610  in 1998 on capital leases)                                                1,097,653                        1,076,395
                                                                           ---------------------           ----------------------

Net property and equipment                                                            1,626,214                        1,335,417

Notes receivable, net of deferred gain of $890,000 in 1999                                    -                                -
Computer     software    and    database     expansion,     net    of
accumulated amortization of $1,916,881 in 1999 and
  $1,530,415 in 1998                                                                  2,798,345                        2,263,868
Deposits and other assets                                                                66,057                           78,084
Net assets of discontinued operations                                                             -                      485,874
                                                                           ---------------------           ----------------------

Total assets                                                           $              8,012,939     $                  6,072,493
                                                                           =====================           ======================



                                                        See accompanying notes.







                                                           MARKET GUIDE INC.
                                                      Balance Sheets - continued





                                                                                     February 28,                     February 28,
                                                                                         1999                             1998
                                                                              ---------------------------     ----------------------
                                                                                                                        (restated)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                   $                248,620     $                     218,618
  Current portion of long-term debt                                                        157,250                            78,625
  Current portion of capital lease obligations                                             201,625                           195,406
  Unearned revenues                                                                        693,073                           555,670
                                                                              ---------------------           ----------------------

Total current liabilities                                                                1,300,568                         1,048,319

Deferred rent                                                                              419,306                           430,492
Long-term debt                                                                             235,875                           393,125
Capital lease obligations                                                                  167,232                           368,856
                                                                              ---------------------           ----------------------

Total liabilities                                                                        2,122,981                         2,240,792

Stockholders' equity:
Common stock - $.001 par value;  20,000,000  shares  authorized,  4,792,213  and
  4,723,594 shares issued and outstanding at 1999 and 1998,
  respectively                                                                               4,792                             4,723
Additional paid-in capital                                                               5,715,891                         5,167,372
Retained earnings (accumulated deficit)                                                    169,275                       (1,340,394)
                                                                              ---------------------             --------------------

Total stockholders' equity                                                               5,889,958                         3,831,701
                                                                              ---------------------           ----------------------

Total liabilities and stockholders' equity                                $              8,012,939     $                   6,072,493
                                                                              =====================           ======================




                                                        See accompanying notes.












                                MARKET GUIDE INC.
                            Statements of Operations



                                                                                             Years Ended
                                                                  ------------------------------------------------------------------
                                                                        February 28,             February 28,           February 28,
                                                                           1999                     1998                   1997
                                                                  --------------------      ------------------     -----------------
                                                                                                 (restated)             (restated)
Revenues:
  Database vendors                                           $              6,886,761   $           5,452,484  $          4,207,654
  Market Guide products                                                     1,906,201               1,099,257               506,911
  Print products                                                               46,559                  50,992                61,853
                                                                  --------------------      ------------------     -----------------

    Total revenues                                                          8,839,521               6,602,733             4,776,418

Expenses:
 Costs of revenues                                                          3,061,807               2,294,189             1,849,674
 Selling, general and administrative                                        2,723,357               2,347,846             1,975,801
 Advertising and promotion                                                    151,005                 160,304               105,173
 Depreciation                                                                 459,253                 337,578               222,842
 Amortization                                                                 386,466                 357,860               288,072
                                                                  --------------------      ------------------     -----------------

    Total expenses                                                           6,781,888               5,497,777             4,441,562
                                                                  --------------------      ------------------     -----------------

Income from operations                                                       2,057,633               1,104,956               334,856

Interest income                                                                 32,161                  21,173                31,128
Interest expense                                                              (90,002)                (85,877)              (75,592)
                                                                  --------------------      ------------------     -----------------

Income from continuing operations before income taxes                        1,999,792               1,040,252               290,392
Income tax expense (benefit)                                                   275,846                   7,274               (2,351)
                                                                  --------------------      ------------------     -----------------

Income from continuing operations                                            1,723,946               1,032,978               292,743

Discontinued operations:
    Loss from discontinued operations, net of taxes                          (439,849)             (1,087,021)             (114,971)
    Gain on sale of discontinued operations, net of taxes                     225,572                       -                     -
                                                                   -------------------      ------------------     -----------------
                                                                             (214,277)             (1,087,021)             (114,971)
                                                                   -------------------      ------------------     -----------------

Net income (loss)                                                   $        1,509,669   $            (54,043)  $            177,772
                                                                   ====================      ==================     ================
Net income (loss) per share - basic:
  Continuing operations                                                          0.36                    0.22                  0.07
  Discontinued operations                                                       (0.04)                  (0.23)                (0.03)
                                                                  ====================      ==================     =================
  Net income (loss)                                                              0.32                   (0.01)                 0.04
                                                                  ====================      ==================     =================

Net income (loss) per share - diluted:
  Continuing operations                                             $          0.35         $           0.22       $           0.07
  Discontinued operations                                                     (0.04)                   (0.23)                 (0.03)
                                                                   ====================      ==================    =================
  Net income (loss)                                                 $          0.31         $          (0.01)      $           0.04
                                                                   ===================      ==================     =================

Shares used in the calculation of net income (loss) per share:
 Basic                                                                      4,762,561               4,712,503             4,250,124
                                                                    ==================      ====================   =================
  Diluted                                                                   4,914,647               4,755,905             4,408,378
                                                                  ====================      ==================     =================


                                                        See accompanying notes.







                                                           MARKET GUIDE INC.
                                                       Statements of Cash Flows


                                                                                              Years Ended


                                                                        February 28,            February 28,            February 28,
                                                                              1999                    1998                    1997

                                                                                                (restated)              (restated)
Cash Flows From Operating Activities From
   Continuing Operations:
Income from continuing operations                              $           1,723,946  $            1,032,978  $              292,743

Adjustments to reconcile income from continuing  operations to net cash provided by operating activities:
    Depreciation and amortization                                            845,719                 695,438                 510,914
    Provision for bad debts                                                   10,000                       -                   5,000
    Issuance of common stock                                                  45,330                  10,325                  20,481
    Deferred rent                                                           (11,186)                  60,680                  80,557
    Deferred income taxes                                                  (179,892)                       -                       -
Changes in operating assets and liabilities:
Accounts receivable                                                        (403,460)              (269,994)                  198,765
Prepaid expenses and other current assets                                     68,327                148,645                      781
Accounts payable and accrued expenses                                         30,002                 39,125                (222,053)
Unearned revenues                                                            137,403                306,991                   85,308

  Total adjustments                                                          542,243                 991,210                 679,753

Net cash provided by operating activities from
    continuing operations                                                  2,266,189               2,024,188                 972,496


Cash Flows From Investing Activities:
Deposits and other assets                                                     12,027                       -                (14,858)
Purchases of property and equipment                                        (779,937)               (223,842)               (235,846)
Computer software and database expansion                                 (1,014,584)             (1,318,305)             (1,145,213)
Proceeds from sale of division, net of related expenses
  of $473,863                                                                819,324                       -                       -
                                                                      --------------     -------------------     -------------------
Net cash used in investing activities                                      (963,170)             (1,542,147)             (1,395,917)
                                                                   -----------------     -------------------     -------------------

Cash Flows From Financing Activities:
Repayments of long-term debt and capital leases                            (274,030)               (176,011)               (250,392)
Proceeds from issuance of common stock in
   connection with stock purchase plan                                       184,999                  27,792                  31,388
Proceeds from private placement of common stock                                    -                       -               1,201,771
Proceeds from stock options exercised                                         76,125                       -                 100,001
                                                                  ------------------     -------------------     -------------------
Net cash (used in) provided by financing activities                         (12,906)               (148,219)               1,082,768
                                                                  ------------------     -------------------     -------------------










                                MARKET GUIDE INC.
                       Statements of Cash Flows-continued


                                                                                            For the Years Ended
                                                                   -----------------------------------------------------------------
                                                                        February 28,           February 28,           February 28,
                                                                             1999                   1998                   1997
                                                                   -------------------     ------------------     ------------------
                                                                                               (restated)             (restated)
Cash Flows from Discontinued Operations:
 Loss from discontinued operations including gain on
    sale, net of taxes                                                      (214,277)            (1,087,021)               (114,971)
Adjustments  to reconcile  loss from  discontinued  operations  to net cash used in discontinued operations:
    Gain on sale of discontinued operations, net of taxes                    (225,572)                      -                      -
    Depreciation and amortization                                              101,292                107,686                  5,734
    Decrease in net assets of discontinued operations                           77,234                224,238                      -
                                                                  --------------------      -----------------     ------------------
Net cash used in discontinued operations                                     (261,323)              (755,097)              (109,237)
                                                                  --------------------    -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                         1,028,790              (421,275)                550,110
Cash and cash equivalents at beginning of year                                 809,618              1,230,893                680,783
                                                                   -------------------     ------------------     ------------------
Cash and cash equivalents at end of year                        $            1,838,408  $             809,618  $           1,230,893
                                                                   ===================     ==================     ==================

Supplemental disclosure of cash flow information: Cash paid during the year for:
   Interest                                                     $               90,001  $              85,877  $             137,578
                                                                   ===================     ==================     ==================
   Income taxes                                                $               12,833  $               6,000  $               4,200
                                                                   ===================     ==================     ==================

Non-cash financing activities:
Acquisition of property and equipment through capital leases
                                                               $                    -  $             471,750  $             532,110
                                                                   ===================     ==================     ==================



                                                        See accompanying notes.








                                MARKET GUIDE INC.
                       Statements of Stockholders' Equity
                  Years Ended February 28, 1999, 1998 and 1997



                                                                                                   Retained
                                                                             Additional            Earnings                 Total
                                          Common Stock                     Paid-in            (Accumulated           Stockholders'
                                  ----------------------------------
                                       Shares              Amount             Capital              Deficit)                Equity
                                ----------------     -------------      ---------------     ------------------      ----------------

Balance at February 29, 1996, as
   previously reported              4,188,245  $          4,188   $        3,618,910  $         (1,174,868)   $         2,448,230

Additional rent expense on
  operating leases                           -                 -                    -              (289,255)             (289,255)
                               ----------------     -------------      ---------------     ------------------      ----------------
Balance at February 29, 1996, as
   restated                          4,188,245             4,188            3,618,910            (1,464,123)             2,158,975


Issuance of common stock in a
   private placement for cash          343,363               344            1,201,428                      -             1,201,772
Stock options exercised                158,334               158               99,843                      -               100,001
Issuance of common stock for
   directors' compensation               8,000                 8               20,473                      -                20,481
Issuance of common stock
   pursuant to employees' stock
   purchase plan                        10,244                10               31,378                      -                31,388
Tax benefit from stock option
   exercises                                 -                 -              157,238                      -               157,238
Net income                                   -                 -                    -                177,772               177,772
                                ----------------     -------------      ---------------     ------------------      ----------------

Balance at February 28, 1997           4,708,186             4,708            5,129,270            (1,286,351)             3,847,627


Issuance of common stock
   pursuant to employees'  stock
   purchase plan                          15,408                15               38,102                      -                38,117
Net income (loss)                              -                 -                    -               (54,043)              (54,043)
                                ----------------     -------------      ---------------     ------------------      ----------------

Balance at February 28, 1998           4,723,594             4,723            5,167,372            (1,340,394)             3,831,701


Stock options exercised                   25,375                25               76,100                      -                76,125
Issuance of common stock
   Pursuant to employees' stock
   Purchase plan                          43,244                44              230,285                      -               230,329
Tax benefit from stock option
   exercises                                   -                 -              242,134                      -               242,134
Net income                                     -                 -                    -              1,509,669             1,509,669
                                ----------------     -------------      ---------------     ------------------      ----------------

Balance at February 28, 1999           4,792,213  $          4,792   $        5,715,891  $             169,275   $         5,889,958
                                ================     =============      ===============     ==================      ================




                                                        See accompanying notes.


                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                February 28, 1999

NOTE A - ORGANIZATION AND BUSINESS

Market Guide Inc. ("Market Guide" or the "Company") is currently engaged in acquiring, condensing, publishing and distributing historical and current financial information and related software to the individual, financial services, corporate and institutional investor marketplaces.

After the sale of the division accounted for as a discontinued operation (see Note J), the Company operates in one business segment. The Company sells its information through three channels; online information vendors (using the Internet), Market Guide software and a print publication. The majority of the Company's revenue is derived from approximately 100 third party vendors who distribute and sell Market Guide database products. Sales are made through both third party vendors and direct sales to end users.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and
     assumptions   that  affect  certain   reported   amounts  and  disclosures.
     Accordingly, actual results may differ from those estimates.

2.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

3.   Revenue Recognition

     Revenues from products sold to database vendors are recognized in the period in which the product is provided based on the actual usage of the customer or contractual amounts. In certain circumstances, estimates are used in determining actual usage for purposes of recording revenue on a monthly basis. Estimates are subsequently reconciled to actual usage and adjustments are recorded.

     Market Guide for Windows products and print products are generally sold on a subscription basis and revenues are recognized over the term of the related contract as products are provided.

4.   Depreciation and Amortization

     Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases is amortized using the straight-line method over the useful lives of the assets ranging from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.   Computer Software and Database Expansion

     Management has elected, pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed", to capitalize certain computer software costs incurred for new product development and database expansion. These costs are reported at the lower of unamortized cost or net realizable value. All research and development, database maintenance and customer support costs are expensed as incurred.

     The straight-line method of amortization is used over the estimated economic life of the asset, generally three to five years. For the years ended February 28, 1999 and February 28, 1998, the Company capitalized computer software and database expansion costs of approximately $1,015,000 and $1,122,000, respectively.

6.       Long-Lived Assets

     When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analysis expected to be generated by the assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceed the future discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

7.   Stock-Based Compensation

     The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

8.   Income Taxes

     The Company accounts for income taxes on the liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates that will be in effect when the differences are expected to reverse.

9.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which is effective for fiscal years beginning after December
     15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income. The adoption of SFAS 130 as of March 1, 1998 did not have an effect on the Company's financial statements.

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10.  Reclassifications

Certain amounts in the Company's financial statements for the years ended February 28, 1998 and 1997 have been reclassified to conform to the current year's presentation.

NOTE C - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the years ended February 28, 1998 and 1997 relating to a change in accounting for its operating leases. The restatement impacted income from continuing operations, net income (loss) and income (loss) per share for the years ended February 28, 1998 and 1997 as follows:


                                                                            Year ended February 28,
                                                                        ---------------------------------
                                                                            1998                1997
                                                                        -------------        ------------
Income from continuing operations:
   As reported                                                     $       1,093,658    $        373,300
   Adjustment                                                                (60,680)            (80,557)
                                                                        =============        ============
   As restated                                                     $       1,032,978    $        292,743
                                                                        =============        ============
Basic and diluted income per share -
   continuing operations:
   As reported                                                     $            0.23    $           0.09
   Adjustment                                                                  (0.01)              (0.02)
                                                                        =============        ============
   As restated                                                     $            0.22    $           0.07
                                                                        =============        ============


Net income (loss):
   As previously reported                                          $         6,637      $           258,329
   Adjustment                                                              (60,680)                (80,557)
                                                                                            ----------------
                                                                      ==============
   As restated                                                     $       (54,043)     $          177,772
Basic and diluted net income (loss) per
   share:
   As previously reported                                          $          0.00      $              0.06
   Adjustment                                                                (0.01)                  (0.02)
                                                                                            ----------------
                                                                      ==============
   As restated                                                     $         (0.01)     $             0.04
                                                                      ==============        ===============


The accumulated deficit was adjusted from ($1,174,868) to ($1,464,123) at February 28, 1996; from ($916,539) to ($1,286,351) at February 28, 1997; and
from ($909,902) to ($1,340,394) at February 28, 1998, as a result of the above-described restatement. Additionally, amounts previously reported for the CreditRisk Monitor ("CRM") division have been restated to give effect to the recording of discontinued operations (see Note J).

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE  D -  LONG-TERM DEBT AND LEASING ARRANGEMENTS

On September 1, 1998, the Company and a bank entered into a three-year term loan that replaced amounts previously outstanding under an equipment financing line of credit. At February 28, 1999, approximately $393,000 was outstanding under the term loan and is payable in equal monthly installments through August 2001. Interest is provided at the prime rate, as defined, plus 1/4% per annum (8.0% at February 28, 1999) and is payable monthly. The Company also has available a $400,000 line of credit with the same bank with no borrowings outstanding at February 28, 1999. The term loan and line of credit are secured by all the assets of the Company and the loan agreements contain restrictive financial covenants regarding the maintenance of net income and minimum levels of tangible net worth, both as defined.

The Company is obligated under various capital leases for computer and office equipment that expire at dates through 2002 with interest rates ranging from 9% to 15%.

The Company rents its two Lake Success, New York office facilities under operating leases which expire in 2005. For the years ended February 28, 1999, 1998 and 1997, rent expense was approximately $432,000, $432,000, and $341,000, respectively. The operating leases contain rent escalations and renewal options. Additionally, the Company can exercise a buyout option for one of the leases in October 2001 for approximately $165,000.

The future minimum payments for all leases and principal repayment of long-term debt for years ending February 28 (29) are summarized as follows:





                                                      Capital Lease
                                                       Obligations        Operating Leases        Long-Term Debt
                                                     ----------------- ----------------------- ---------------------
February 28 (29):
2000                                                         $230,000                $457,000              $157,000
2001                                                          150,000                 471,000               157,000
2002                                                           27,000                 486,000                79,000
2003                                                                -                 502,000                     -
2004                                                                -                 518,000                     -
Thereafter                                                          -                 739,000                     -
                                                     -----------------
                                                                       ======================= =====================
Total payments                                                407,000              $3,173,000              $393,000
                                                                       ======================= =====================
Less amounts representing interest                             38,000
                                                     -----------------
                                                              369,000
Less current portion of obligations
 under capital leases                                         202,000
                                                     =================
Long-term obligations under capital leases                   $167,000
                                                     =================


                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE E - INCOME TAXES

The following is a reconciliation of income before income taxes:



                                                                        Year ended February 28,
                                                     --------------------------------------------------------------
                                                           1999                  1998                   1997
                                                      ----------------      ----------------       ----------------
Income from continuing operations                $          1,999,792   $         1,040,252   $            290,392
Loss from discontinued operations                            (757,447)           (1,087,022)             (114,971)
Gain on sale of discontinued operations                       388,448                     -                      -
                                                      ================      ================       ================
                                                 $          1,630,793   $          (46,770)   $            175,421
                                                      ================      ================       ================


The components of the provision (benefit) for income taxes are as follows:


                                                    Year ended February 28,
                                      ---- -------------------------------------------
                                           1999               1998          1997
                                      ---- ------------ ----- --------- --- ----------
        Current
          Federal                     $        470,000  $            -  $           -
          State                                149,000           7,000         (5,000)

        Deferred
          Federal                             (462,000)               -          2,000
          State                                (36,000)               -          1,000
                                      ==== ============ ===== ========= === ============
                                      $        121,000  $        7,000  $       (2,000)
                                      ==== ============ ===== ========= === ============



The reconciliation of income taxes computed at the US federal statutory rate to income tax expense is as follows:


                                                                                  Year ended February 28,
                                                              ----------------------------------------------------------------
                                                                       1999                  1998                  1997
                                                                  ----------------      ----------------      ----------------
Tax expense computed at the federal statutory rate            $           554,000   $          (16,000)   $            60,000
State taxes, net of federal benefit                                        75,000                 5,000                (3,000)
Net operating losses for which no benefit
  was provided                                                                   -               16,000                     -
Reduction in valuation allowance                                          (552,000)                   -               (60,000)
Other                                                                       44,000                2,000                 1,000
                                                                  -----------------     -----------------     ----------------
                                                              $           121,000   $             7,000   $            (2,000)
                                                                  ================      ================      =================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE E - INCOME TAXES (continued)

Significant components of deferred income tax assets as of February 28 are as follows:


                                                                             1999                       1998
                                                                  ----------------          -----------------
    Net operating loss                                         $                -        $           369,000
    Accounts receivable                                                    14,000                     10,000
    Deferred rent                                                         176,000                    180,000
    Tax credits                                                            11,000                     14,000
                                                                  ----------------          -----------------
    Total deferred tax assets                                             201,000                    573,000

    Valuation allowance                                                  (10,000)                  (562,000)
                                                                  ================          =================
    Net deferred tax assets                                    $          191,000        $            11,000
                                                                  ================          =================

The valuation allowance at February 28, 1997 and February 29, 1996 was approximately $750,000 and $1,100,000, respectively.


NOTE F - STOCKHOLDERS' EQUITY

1.       Common Stock

On January 27, 1997 the Company raised approximately $1,202,000 through the sale of 343,363 shares of restricted common stock at a price of $3.50 per share in a private placement to a limited number of institutional and individual investors.

During the year ended February 28, 1997, the Company granted 8,000 shares of its common stock to its outside directors as compensation for services and recorded approximately $20,000 of compensation expense using the fair value of the common stock on the date of grant.

The Company maintains a stock bonus program for employees based upon merit and years of service. In the years ended February 28, 1999 and 1998, the Company issued 10,000 and 3,750 shares of its common stock and recorded noncash compensation expense, equal to the fair market value of the common stock on the date of grant, of approximately $45,000 and $10,000, respectively.

The Company maintains an Employee Stock Purchase Plan (the "Plan") which is intended to qualify under Section 423 of the Internal Revenue Code. All employees, except for the Company's President and Legal Counsel, with more than three months of full time employment prior to the start of each offer period are eligible. Under the terms of the Plan, 125,000 shares are available for purchase. The purchase price will be the lesser of an amount equal to 85% of the fair market value of the common stock calculated at the lower of the average of the common stock's closing price for a fiscal quarter or the average of the stock's closing price for the last five trading days of a fiscal quarter. During the years ended February 28, 1999, 1998 and 1997, 33,244, 11,658, and 10,244
shares of common stock, respectively, have been purchased under the Plan for approximately $185,000, $28,000 and $31,000.

2.   Common Stock Options

The Company maintains an Incentive Stock Option Plan (the "Option Plan") for its officers and key employees. Pursuant to the Option Plan, the Company may award up to 750,000 shares of common stock in

NOTE F - STOCKHOLDERS' EQUITY (continued)

the form of incentive options and the option exercise price cannot be less than the fair market value of the underlying common stock on the date of grant.

The Company also maintains an Independent Directors' Stock Incentive Plan (the "Directors Plan") for its non-employee directors. Pursuant to the Directors Plan, the Company may award up to 100,000 shares of common stock in the form of non-qualified options and the option exercise price cannot be less than the fair market value of the underlying common stock on the date of grant.

Additionally, the Company granted options to two officers for the purchase of 25,000 shares of common stock in March 1995 (prior to the establishment of the Option Plan).

Option activity is summarized as follows:


                                                              Shares                  Weighted-Average
                                                           Under Option                Exercise Price
                                                        -------------------       -------------------------
Outstanding at February 29, 1996                                   183,334                           $0.91
   Grants                                                                -                               -
   Exercises                                                     (158,334)                            0.63
   Forfeitures                                                           -                               -
                                                        -------------------       -------------------------
Outstanding at February 28, 1997                                    25,000                            2.68
   Grants                                                          204,600                            2.93
   Exercises                                                             -                               -
   Forfeitures                                                           -                               -
                                                        -------------------       -------------------------
Outstanding at February 28, 1998                                   229,600                            2.93
   Grants                                                          275,000                            4.76
   Exercises                                                      (25,375)                            3.00
   Forfeitures                                                    (50,700)                            3.00
                                                        ===================       =========================
Outstanding at February 28, 1999                                   428,525                           $4.22
                                                        ===================       =========================


Available for grant at February 28, 1999                           421,100
                                                        ===================




Information regarding stock options outstanding at February 28, 1999 is as follows:



                                                          Weighted-Average
                                                          Remaining
                                       Options            Contractual Life        Options
                   Exercise Price    Outstanding                                Exercisable

                    $2.50 - $3.00           178,525               6.8 years              89,350
                    $4.75 - $5.57           250,000               8.6 years              20,000
                                   =================      ================== ===================
                                            428,525               7.9 years             109,350
                                   =================      ================== ===================


The weighted average fair value of options granted during the years ended February 28, 1999 and 1998 was $3.74 and $1.24, respectively.


                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)


NOTE F - STOCKHOLDERS' EQUITY (continued)

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                                            Years ended February 28,
                                                                   --------------------------------------------
                              Assumption                                    1999                  1998
                                                                            ----                  ----
     Risk-free interest rate                                                4.6%                  5.5%
     Dividend yield                                                         none                  none
     Volatility factor of the expected market price
        of the Company's common stock                                       100%                   54%
     Weighted-average expected life of the option                         4 years                4 years



The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended February 28, 1999 and 1998 pro forma information is as follows:



                                                                       Year ended February 28,
                                                          --------------------------------------------------
                                                                       1999                     1998
                                                                ===================       ==================
Income from continuing operations                          $             1,492,982   $              985,890
                                                                ===================       ==================
Income from continuing operations per share:
   Basic                                                   $                  0.31   $                 0.21
                                                                ===================       ==================
   Diluted                                                 $                  0.35   $                 0.21
                                                                ===================       ==================
Net income (loss)                                          $             1,278,705   $            (101,131)
                                                                ===================       ==================
Net income (loss) per share:
   Basic                                                   $                  0.27   $               (0.02)
                                                                ===================       ==================
   Diluted                                                 $                  0.26   $               (0.02)
                                                                ===================       ==================

Since no options were granted during the year ended February 28, 1997, pro forma presentation of income from continuing operations and net income are not presented.

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE G - INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                                                        Year ended February 28,
                                                   ------------------------------------------------------------------
                                                             1999                  1998                   1997
Denominator for basic earnings per share-
  weighted-average shares                                     4,762,561             4,712,503              4,250,124
Effect of dilutive stock options                                152,086                43,402                158,254
                                                        ================      ================      =================
Denominator for diluted earnings per
  share-adjusted weighted-average shares
  and assumed conversions                                     4,914,647             4,755,905              4,408,378
                                                        ================      ================      =================

The numerator for basic and diluted income (loss) per share for the years ended February 28, 1999, 1998 and 1997 is the income from continuing operations and net income (loss) for all such years.

NOTE H - Retirement Plan

The Company  provides a  retirement  plan for all of its  employees  pursuant to
Section 401(k) of the Internal Revenue Code. Subject to the terms and conditions of the plan, each employee may contribute a maximum of 15% of their compensation subject to IRS limitations. The Company has the option of making a matching contribution to the plan in any year. Matching contributions vest over a five-year period at 20% per year. The Company provided matching contributions of approximately $35,000, $54,000 and $13,000 during the years ended February 28, 1999, 1998 and 1997, respectively.

NOTE I - MAJOR CUSTOMERS AND CONCENTRATIONS

For the year ended February 28, 1999, the Company had three major customers accounting for revenues of 14.9%, 14.2% and 13.4%, respectively. For the year ended February 28, 1998, the Company had three major customers accounting for revenues of 16.5%, 12.9% and 12.2%, respectively. For the year ended February 28, 1997, the Company had two major customers accounting for revenues of 14.2% and 14.1%, respectively.

Company policy is to review a customer's financial condition prior to extending credit and, generally, collateral is not required. Credit losses are provided for in the financial statements and have been within management's expectations.

NOTE J - DISCONTINUED OPERATIONS

On January 15, 1999, the Company completed the sale of its CRM division for approximately $2,300,000, which consisted of approximately $1,200,000 paid in cash and notes receivable of approximately $1,100,000. The Company recorded a gain on the sale of approximately $226,000, net of taxes of $163,000, relating to the cash portion of the proceeds received in excess of the net assets of the division. The Company has deferred the gain relating to the notes receivable portion of the sales price until such time as its payment is more fully assured. The notes receivable are summarized as follows:

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

NOTE J - DISCONTINUED OPERATIONS (continued)

o $1,000,000 secured promissory note, bearing interest at 6.0% beginning on July 1, 2001, payable in 24 equal monthly installments of principal and interest in the amount of $44,320 commencing July 31, 2001 through June 30, 2003. The present value of such promissory note was approximately $792,000 at its origination.

o $98,162 secured expense promissory note, accruing interest beginning on February 1, 1999, payable in 24 equal monthly installments of principal and interest in the amount of $5,286 commencing February 28, 2001 through January 31, 2003.

              Results of operations for the CRM division have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, data for the CRM division was previously reported as the segment "CreditRisk Monitor".


Revenues and income from discontinued operations are as follows:



                                                                   Years ended February 28,
                                            -----------------------------------------------------------------------
                                                           1999                    1998                  1997
                                                     =================        ================      ===============
  Revenues                                      $             667,440    $            297,244   $                -
                                                     =================        ================      ===============

  Operating loss                                $           (757,447)    $        (1,087,021)   $         (114,971)
  Income tax benefit                                          317,598                      -                     -
                                                     -----------------        ---------------       ---------------
  Loss from discontinued operations             $           (439,849)    $        (1,087,021)   $         (114,971)
                                                     =================        ================      ================

  Gain on sale                                  $             388,448
  Income tax expense                                        (162,876)
                                                     -----------------
  Gain on sale, net                             $             225,572
                                                     =================





   Net assets of discontinued operations at February 28, 1998:
   Current assets                                      $         220,040
   Property and equipment, net                                   193,853
   Other assets                                                  516,260
   Current liabilities                                          (444,279)
                                                            =============
                                                       $         485,874
                                                            =============

                                MARKET GUIDE INC.
                          Notes to Financial Statements
                                   (continued)

 NOTE K - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for continuing operations for the years ended February 28, 1999 and 1998 are presented in the following table (in thousands):
(Note: Amounts presented below have been restated to present them the effects of (i) the CRM division as a discontinued operation, and/or (ii) a change in accounting for certain operating leases (see Notes C and J)).



                                                                      Three months ended
                                         May 31, 1998       August 31, 1998       November 30, 1998          February 28, 1999
Total revenues                        $         2,061       $         2,079    $            2,219           $            2,481
Income from operations                            513                   443                   464                          638
Income before taxes and
discontinued operations                           493                   426                   450                          631
Income from continuing operations
                                                  489                   419                   443                          373
Basic earnings per share from
continuing operations                 $          0.10       $           0.09    $            0.09           $            0.08
Basic weighted average number of
shares outstanding                              4,735                 4,758                 4,769                        4,788
Diluted earnings per share           $            0.10      $         0.09      $            0.09           $             0.07
Diluted weighted average number
of shares outstanding                             4,978               4,951                 4,970                        5,054

                                           May 31, 1997     August 31, 1997       November 30, 1997          February 28, 1998
Total revenues                        $           1,435     $         1,632     $           1,646            $           1,890
Income from operations                               77                 226                   332                          470
Income before taxes and
discontinued operations                              64                 212                   315                          450
Income from continuing operations
                                                     64                 210                   315                          445
Basic earnings per share from
continuing operations                 $            0.01     $          0.05     $            0.07            $            0.09
Basic weighted average number of
shares outstanding                                4,708               4,710                 4,714                        4,718
Diluted earnings per share            $            0.01     $          0.05     $            0.07            $            0.09
Diluted weighted average number
of shares outstanding                             4,733               4,737                 4,754                        4,801




                                                           MARKET GUIDE INC.
                                                     Notes to Financial Statements
                                                              (continued)


                                            Schedule II - Valuation and Qualifying Accounts




                    Column A                            Column B              Column C            Column D            Column E
                    --------
-------------------------------------------------- -------------------- --------------------- ------------------ -------------------

                                                     Balance at the      Additions Charged
                                                    Beginning of the        to Costs and                         Balance at End of
                                                         Period               Expenses           Deductions            Period
-------------------------------------------------- -------------------- --------------------- ------------------ -------------------
Year ended February 28, 1999
Reserves and allowances deducted from asset accounts:
  Allowance for doubtful accounts                              $24,000               $10,000                  -             $34,000

Year ended February 28, 1998
Reserves and allowances deducted from asset accounts:
  Allowance for doubtful accounts                              $24,000                     -                  -             $24,000

Year ended February 28, 1997
Reserves and allowances deducted from asset accounts:
  Allowance for doubtful accounts                              $19,000                $5,000                  -             $24,000
