Form 10-Q
period 1999-05-31
MARKET GUIDE INC
filed 1999-07-15
CIK 720462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1999

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

New York                                                  11-646081_________ __
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                Yes X No _______

4,830,080 Common shares, $.001 par value were issued and outstanding on July 1, 1999.




                                Table of Contents




Part I - Financial Statements

Item 1:  Financial Statements

         The following financial statements of the Registrant are included:

         Condensed Balance Sheets - May 31, 1999 (unaudited)
         and February 28, 1999                                                                                    3

         Condensed Statements of Income (unaudited) - Three Months
         Ended May 31, 1999 and 1998 (Restated)                                                                   5

         Condensed Statements of Cash Flows (unaudited) - Three
         Months Ended May 31, 1999 and 1998 (Restated)                                                            6

         Notes to Condensed Financial Statements (unaudited)                                                      7

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3:  Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security-Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K






                                MARKET GUIDE INC.
                            Condensed Balance Sheets


                                                                                    May 31,                       February 28,
                                                                                     1999                             1999
                                                                           --------------------------      ------------------------
Assets                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                            $              2,183,807     $                  1,838,408
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 at May 31, 1999 and
    February 28, 1999                                                                 1,515,441                        1,220,869
  Prepaid expenses and other current assets                                             203,853                          272,038
  Deferred income taxes                                                                 191,008                          191,008
                                                                           ---------------------           ----------------------


Total current assets                                                                  4,094,109                        3,522,323



Property and equipment, at cost:
  Furniture and equipment                                                             1,546,507                        1,687,987
  Equipment held under capital leases                                                 1,222,844                          942,950

  Leasehold improvements                                                                102,920                           92,930

                                                                           ---------------------           ----------------------

                                                                                      2,872,271                        2,723,867
  Less:  accumulated depreciation and amortization
    (including amortization of $642,996 at May 31, 1999 and
    $545,985 at February 28, 1999 on capital leases)                                  1,240,417                        1,097,653
                                                                           ---------------------           ----------------------

Net property and equipment                                                            1,631,854                        1,626,214

Notes receivable, net of deferred gain of $919,000 at
  May 31, 1999 and $890,000 at February 28,1999                                              -                                -
Computer software and database expansion, net of
  accumulated amortization of $2,033,009 at May 31, 1999
  and  $1,916,881 at February 28, 1999                                                2,936,705                        2,798,345
Deposits and other assets                                                                66,057                           66,057
                                                                           ---------------------           ----------------------

Total assets                                                           $              8,728,725     $                  8,012,939
                                                                           =====================           ======================




                             See accompanying notes.




                                MARKET GUIDE INC.
                      Condensed Balance Sheets - continued


                                                                                       May 31,                      February 28,
                                                                                         1999                           1999
                                                                              ---------------------------     ---------------------
Liabilities and stockholders' equity                                                 (unaudited)
Current liabilities:
  Accounts payable and accrued expenses                                   $                417,209     $                   248,620
  Current portion of long-term debt                                                        157,250                         157,250

  Current portion of capital lease obligations                                             257,187                         201,625
  Unearned revenues                                                                        686,330                         693,073
                                                                              ---------------------           ---------------------

Total current liabilities                                                                1,517,976                       1,300,568

Deferred rent                                                                              415,195                         419,306
Long-term debt                                                                             196,563                         235,875
Capital lease obligations                                                                  315,785                         167,232
                                                                              ---------------------           ---------------------

Total liabilities                                                                        2,445,519                       2,122,981

Stockholders' equity:
Common stock - $.001 par value;  20,000,000  shares  authorized,  4,801,380  and
  4,792,213 shares issued and outstanding at May 31, 1999 and
  February 28, 1999, respectively                                                            4,801                           4,792
Additional paid-in capital                                                               5,770,847                       5,715,891
Retained earnings                                                                          507,558                         169,275
                                                                              ---------------------              ------------------

Total stockholders' equity                                                               6,283,206                       5,889,958
                                                                              ---------------------           ---------------------

Total liabilities and stockholders' equity                                $              8,728,725     $                 8,012,939
                                                                              =====================           =====================






                             See accompanying notes.




                                MARKET GUIDE INC.
                         Condensed Statements of Income
                                   (Unaudited)


                                                                                      For the 3 Months Ended
                                                                              ---------------------------------------
                                                                                  May 31,               May 31,
                                                                                    1999                  1998
                                                                              -----------------     -----------------

                                                                                      (restated)

Revenues:

  Database vendors                                                  $         2,027,973   $         1,569,091
  Market Guide products                                                         685,962               480,945
  Print products                                                                 11,722                10,894
                                                                         ---------------      ----------------

    Total revenues                                                            2,725,657             2,060,930

Expenses:
 Costs of revenues                                                            1,050,356               675,515
 Selling, general and administrative                                            784,125               631,623
 Advertising and promotion                                                       66,814                48,271
 Depreciation                                                                   142,764               100,750
 Amortization                                                                   116,128                92,011
                                                                         ---------------      ----------------

    Total expenses                                                            2,160,187             1,548,170
                                                                         ---------------      ----------------

Income from operations                                                          565,470               512,760

Interest income                                                                  21,227                 4,864
Interest expense                                                               (22,894)              (25,206)
                                                                         ---------------      ----------------

Income from continuing operations before income taxes                           563,803               492,418
Income tax expense                                                              225,521                 4,719
                                                                         ---------------      ----------------

Income from continuing operations                                               338,282               487,699

Discontinued operations:
    Loss from discontinued operations, net of taxes                                   -             (268,530)
                                                                         ---------------      ----------------

Net income                                                          $           338,282   $           219,169
                                                                         ===============      ================

Net income (loss) per share - basic:
  Continuing operations                                             $              0.07   $              0.10
  Discontinued operations                                                            -                  (0.06)
                                                                         ---------------       ----------------
  Net income                                                        $              0.07   $              0.04
                                                                         ===============      ================

Net income (loss) per share - diluted:
  Continuing operations                                             $              0.07   $              0.10
  Discontinued operations                                                                               (0.06)
                                                                                  -
                                                                        ---------------       ----------------
Net income                                                        $                0.07   $              0.04
                                                                         ===============      ================

Shares used in the calculation of net income (loss) per share:
  Basic                                                                       4,795,716             4,735,144
                                                                         ===============      ================
  Diluted                                                                     5,148,730             4,977,787
                                                                         ===============      ================



                             See accompanying notes.





                                MARKET GUIDE INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                            For the 3 Months Ended
                                                                                       May 31,                May 31,
                                                                                        1999                    1998
                                                                                  ------------------     -------------------
                                                                                                             (restated)

Cash Flows From Operating Activities From Operations:
Income from continuing operations                                             $             338,282  $              487,699
                                                                                  ------------------     -------------------
Adjustments to reconcile income from continuing  operations to net cash provided by operating activities:

    Depreciation and amortization                                                           258,892                 192,761
    Provision for bad debts                                                                       -                  10,000
    Issuance of common stock                                                                      -                  10,596
    Deferred rent                                                                           (4,111)                   (652)
Changes in operating assets and liabilities:
Accounts receivable                                                                       (294,572)               (117,498)
Prepaid expenses and other current assets                                                    68,185                 (2,266)
Accounts payable and accrued expenses                                                       168,589                 51,333
Unearned revenues                                                                            (6,743)                (6,299)

                                                                                  ------------------     -------------------
  Total adjustments                                                                         190,240                 137,975
                                                                                  ------------------     -------------------
Net cash provided by operating activities from
    continuing operations                                                                   528,522                 625,674
                                                                                  ------------------     -------------------

Cash Flows From Investing Activities:
Purchases of property and equipment                                                       (148,404)               (186,068)
Computer software and database expansion                                                  (254,488)               (190,965)
                                                                                  ------------------     -------------------
Net cash used in investing activities                                                     (402,892)               (377,033)
                                                                                  ------------------     -------------------

Cash Flows From Financing Activities:
Repayments of long-term debt and capital leases                                           (115,090)                (49,825)
Proceeds from capital leases                                                                279,894                       -
Proceeds from issuance of common stock in
   connection with stock purchase plan                                                       35,165                  47,233
Proceeds from stock options exercised                                                        19,800                  75,000
                                                                                  ------------------     -------------------
Net cash provided by financing activities                                                   219,769                  72,408
                                                                                  ------------------     -------------------

Cash Flows From Discontinued Operations:
 Loss from discontinued operations including gain on
    sale, net of taxes                                                                            -               (268,530)
Adjustments  to reconcile  loss from  discontinued  operations  to net cash used in discontinued operations:
    Depreciation and amortization                                                                 -                  32,004
    Decrease in net assets of discontinued operations                                             -                  70,847
                                                                                  ------------------     -------------------
Net cash used in discontinued operations                                                          -               (165,679)
                                                                                  ------------------     -------------------

Net increase in cash and cash equivalents                                                   345,399                 155,370
Cash and cash equivalents at beginning of period                                          1,838,408                 809,618
                                                                                  ------------------     -------------------
Cash and cash equivalents at end of period                                    $           2,183,807  $              964,988





                             See accompanying notes.

                                MARKET GUIDE INC.
                     Notes to Condensed Financial Statements



1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of May 31, 1999, the results of its operations for the three months ended May 31, 1999 and 1998 and changes in its cash flows for the three months ended May 31, 1999 and 1998.
    All information for the period ended May 31, 1998 has been restated to reflect the sale of the CreditRisk Monitor division to New Generation Foods Inc. (name changed to CreditRiskMonitor.com, Inc.). The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
    Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended May 31, 1999 are not necessarily indicative of operating results that may be expected for the year ending February 29, 2000.
    The accompanying condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

2.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months end May 31, 1999 and 1998.


                                                                    May 31, 1999                  May 31, 1998
                                                               -----------------------       -----------------------
                                                                                                   (restated)
Numerator:

  Income from continuing operations                        $                  338,282   $                   487,699
                                                               -----------------------       -----------------------

Denominator:
  Denominator for basic earnings per share
  - weighted-average shares                                                 4,795,716                     4,735,144
  Effect of dilutive securities:
      Stock options                                                           353,014                       242,643
                                                               -----------------------       -----------------------
  Denominator for diluted earnings per share
  -adjusted weighted-average shares and
   assumed conversions                                                       5,148,730                     4,977,787
                                                               -----------------------       -----------------------

Basic earnings per share                                                         0.07                          0.10
                                                               =======================       =======================

Diluted earnings per share                                                       0.07                          0.10
                                                               =======================       =======================

3.       Merger with Multex.com

         On June 23, 1999, the Company, Multex.com, Inc., a Delaware corporation ("Multex"), and Merengue Acquisition Corp., a New York corporation and a wholly owned subsidiary of Multex ("Merengue"), executed an Agreement and Plan of Merger and Reorganization, dated as of June 23, 1999 (the "Merger Agreement"), pursuant to which Merengue will merge with and into the Company and the Company will continue as a wholly owned subsidiary of Multex (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of the Company's common stock will be exchanged for one share of Multex common stock. The transaction will be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The Merger is expected to close in the fall of 1999 subject to various conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the shareholders of both the Company and Multex.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended May 31, 1999 compared to restated May 31, 1998

Total revenues for the first quarter ended May 31, 1999 increased 32% to $2,725,657 compared to a restated $2,060,930 for the same period ended May 31, 1998. The growth in revenues reflects increases of 29% in database vendor sales to $2,027,973 and 43% in Market Guide product sales to $685,962. Revenue gains reflect increased business activity in all of Market Guide's distribution channels. Traditional and Internet distribution arrangements increased 62% from 65 vendors in May 1998 to 105 vendors in May 1999. The majority of these new agreements involve licensing of Market Guide's proprietary financial and company content to Internet portals and financial web sites. Internet advertising revenues increased 175% in response to a sharp rise in traffic on the marketguide.com web site. The Company's advertising base currently consists primarily of discount brokers and Internet financial web sites. In future quarters, the Company plans to increase Internet advertising by expanding its reach to non-financial advertisers as well. Print product revenues, consisting mainly of the Market Guide - Select OTC Stock Edition, increased 8% to $11,722, however the Company continues to de-emphasize this product.

Total operating expenses increased 40% to $2,160,187 from $1,548,170 for the same period ended May 31, 1998 reflecting higher costs of revenues and selling, general, and administrative expenses.

Cost of revenues increased 55% to $1,050,356 compared to $675,515 in the same period ended May 31, 1998. This increase reflects an increase in the number of employees in Research, Product Development, and MIS, and higher third party royalty payments for content displayed on the www.marketguide.com web site. Data collection expense was also impacted by the effect of an approximate $50,000 non-recurring research charge related to transitioning the Company's internal data collection platform to a new database structure.

Selling, general and administrative expenses rose 24% to $784,125 compared to $631,623 in the same period ended May 31, 1998. This increase is attributable to higher selling expenses and increased overhead costs. The Company continues to expand its sales and marketing effort to capture the increased demand for Market Guide's products.

Depreciation and amortization expense increased 34% to $258,892 compared to $192,761 in the same period ended May 31, 1998. Higher depreciation expense reflects the acquisition of equipment to support the Company's expanding Internet infrastructure and the purchase of additional computer equipment to support a larger employee base. The increase in amortization expense reflects the Company's completion at the end of April 1999 of its internal database conversion project which is now being amortized over its estimated useful life.

Advertising and promotion costs increased 38% to $66,814 compared to $48,271 in the same period ended May 31, 1998. The rise in advertising and promotion expenses is due to increased marketing literature, trade shows, travel, meals and entertainment costs.

Interest income rose 336% to $21,227 compared to $4,864 in the same period ended May 31, 1998 due to higher cash balances. The majority of the increase in cash and marketable securities was attributable to the sale of the CreditRisk Monitor division in January 1999.

Interest expense decreased 9% to $22,894 compared to $25,206 in the same period ended May 31, 1998.

Income from continuing operations before income taxes increased 14% to $563,803 compared to a restated $492,418 in the same period ended May 31, 1998.

Income tax expense increased from $4,719 in the quarter ended May 31, 1998 to $225,521 in the quarter ended May 31, 1999. The Company's effective tax rate rose to 40% in the first quarter ended May 31, 1999 compared to 1.0% in the same period ended May 31, 1998.

As a result of the higher tax expenses, income from continuing operations decreased 31% to $338,282 compared to $487,699 in the same period ended May 31, 1998.

Net income increased 54% to $338,282 compared to $219,169 in the same period ended May 31, 1998. The increase in net income reflects the absence of losses from discontinued operations in the quarter ended May 31, 1999 compared to losses from discontinued operations of $268,530 in the quarter ended May 31, 1998. As previously reported, the Company sold its CreditRisk Monitor division to New Generation Foods, Inc. in January 1999 (In May 1999, New Generation Foods, Inc. changed its name to CreditRiskMonitor.com, Inc.).

Liquidity and Capital Resources

As of May 31, 1999, the Company's working capital (current assets less current liabilities) increased 16% to $2,576,133 when compared to $2,221,755 at February 28, 1999. The increase of $354,378 in working capital resulted principally from an increase in cash and cash equivalents. The Company's cash and cash equivalents increased 19% to $2,183,807 when compared to $1,838,408 at February 28, 1999.

For the first quarter ended May 31, 1999, net cash provided by operating activities from continuing operations decreased 16% to $528,522 when compared to a restated $625,674 for the quarter ended May 31, 1998. This decrease reflects a reduction in income from continuing operations due to higher taxes and an increase in accounts receivable balances, partially offset by higher depreciation and amortization expense.

For the first quarter ended May 31, 1999, net cash used in investing activities increased 7% to $402,892 when compared to a restated $377,033 in the first quarter ended May 31, 1998. Results reflect an increase in capitalized project costs related primarily to the Business Information Database project.

For the first quarter ended May 31, 1999, net cash provided by financing activities rose 204% to $219,769 when compared to a restated $72,408 in the first quarter ended May 31, 1998. Financing activities reflect $280,000 in proceeds from a capital lease.

The Company believes its current working capital, cash to be generated from operating activities and accounts receivable under its existing credit facilities will be sufficient to meet its obligations during the next twelve months.

Year 2000 Compliance

Market Guide has completed its inventory and assessment of its internal systems, proprietary software, and products. Indications are Market Guide is ready for the change occurring January 1, 2000. All systems are being thoroughly tested before being put into production.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the particular year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to accurately compute financial ratios and/or deliver our products, process transactions, send invoices, or engage in similar normal business activities.

Currently, the Company is in the process of comprehensive, systematic testing of all aspects of its business. The Company is communicating with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's current assessment, based on presently available information, is detailed below. However there can be no guarantee that the systems of other companies on which Market Guide's system relies will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Market Guide systems, would not have a material adverse effect on the Company.

As of July 1999, the following states of readiness are believed to exist for the following subject areas:

Products

Market Guide's products will not be changed as a result of the Year 2000 readiness program. Formats for all date elements in each of our products will not change. Most of the Company's current files already include only four-digit years. Any two-digit years will continue to be represented by two digits. All calculations involving dates as well as the production and dissemination of these files are being rigorously tested. Testing has shown Market Guide products to be compliant for operation in the year 2000 and beyond.

Production Processes and Application Software

Market Guide has built a separate, clean test production environment to mirror its daily production environment. This test environment is being used to insure in-house systems are Y2K ready as well as enabling the Company to identify those third party information providers who are also Year 2000 ready. Testing will be completed by August 31, 1999. The test environment will not be dismantled until well into the year 2000, allowing the Company to address and test any unanticipated problems as they arise.

Market Guide is committed to having a Year 2000 compliant environment in place by August 31, 1999. The Company will maintain compliance by using "clean management" to ensure all new processes introduced into its production environment are thoroughly tested beforehand.

Internal Administrative Systems

All hardware, systems software, third party application software, and outside services are being examined for Year 2000 readiness. The Company is currently reviewing its office systems (telephone, security, workstations, accounting systems, etc.) in order to reprogram or replace incompatible hardware or software.

Contingency Planning

All departments at Market Guide are in the process of drafting contingency plans for the Company's mission critical systems in the event of an unforeseen Y2K failure. An experienced Y2K contingency planner, who previously created Y2K contingency plans for a major Fortune 500 company, is leading the Company's planning. Contingency plans will be completed by September 1999, with rehearsals scheduled during the fourth calendar quarter of 1999.

Worst Case Scenario

The total cost of the Year 2000 project was estimated at $200,000 for the Company's critical systems and is being funded through operating cash flows. To date, the Company has expended $40,000 towards the purchase of new hardware and software. The remaining $160,000 is to cover personnel and non-capital expenses which will be expensed as incurred and is not expected to have a material effect on the results of operations. To date, the Company has expended $20,000 to cover personnel and non-capital expenses. The costs of the project and date on which the Company plans to complete the Year 2000 modifications and conversions are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, failure of third parties on which the Company relies and similar uncertainties. However, the Company will not be able to function in the event of an extended power failure or a failure of the telecommunications services provided by the local telephone company and/or the Company's Internet service providers.

Due to general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customer, the potential effect on the financial results and the condition of the company has not been measured. The Company intends for the Year 2000 program to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. All of the Company's long-term debt (approximately $353,800 at May 31, 1999) is at a variable rate of interest and is not hedged by any derivative instruments. If market interest rates increase by five percent from levels at May 31, 1999, the effect on the Company's results of operations would be approximately $20,000.

                                MARKET GUIDE INC.
                           Part II - Other Information




Item 1.           Legal Proceedings

                           None

Item 2.           Changes in Securities

                           None

Item 3.           Defaults Upon Senior Securities

                           None

Item 4.           Submission of Matters to a Vote of Security-Holders

                           None

Item 5.           Other Information

                           None

Item 6.           Exhibits and Reports on Form 8-K

(b) The Company filed the following Current Reports on Form 8-K since February 28, 1999 through the date of this report:

         Form 8-K dated as of June 28, 1999, reporting the execution of the Merger Agreement among the Company, Multex.com, Inc.
         and Merengue Acquisition Corp.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     MARKET GUIDE INC.




                                 /s/ Homi M. Byramji
                                     President, Chief Executive Officer
                                     and Treasurer



                                 /s/ Jeffrey S. Geisenheimer
                                     Chief Financial Officer and Secretary

Dated:   July 15, 1999
Lake Success, New York